Form 10-Q
period 2025-03-31
Maze Therapeutics, Inc.
filed 2025-05-14
CIK 1842295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of May 8, 2025, the registrant had 43,797,166 shares of common stock outstanding.

i

Special note regarding forward-looking statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Section 27A of the Securities Act of 1933, as amended, or the Securities Act. These statements are within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terms such as “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect” and similar expressions that convey uncertainty of future events or outcomes, although not all forward-looking statements contain these words. These statements appear throughout this Quarterly Report on Form 10-Q and are statements regarding our intent, belief, or current expectations, primarily with respect to our business and related industry developments. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

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

The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events or information as of the date on which the statements are made in this Quarterly Report on Form 10-Q. You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Quarterly Report on Form 10-Q to conform these statements to actual results or to changes in our expectations, except as required by law.

You should read this Quarterly Report on Form 10-Q and the documents that we reference herein and have filed with the Securities and Exchange Commission, or SEC, as exhibits to this Quarterly Report on Form 10-Q with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.

Risk Factor Summary

Below is a summary of material factors that make an investment in our common stock speculative or risky. Importantly, this summary does not address all of the risks and uncertainties that we face. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider this summary to be a complete discussion of all potential risks or uncertainties that may substantially impact our business. Additional discussion of the risks and uncertainties summarized in this risk factor summary, as well as other risks and uncertainties that we face, are described under the heading “Risk Factors” in this Quarterly Report on Form 10-Q, and this summary is qualified in its entirety by that discussion. Moreover, we operate in a competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible to predict the impact of all of these factors on our business, financial condition or results of operations. You should consider carefully the risks and uncertainties described below and under the heading “Risk Factors” in this Quarterly Report on Form 10-Q.

Some of the principal risks we are exposed to include:

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Maze Therapeutics, Inc.

Condensed Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$294,374	$196,812
Prepaid expenses and other current assets	5,333	4,859
Total current assets	299,707	201,671
Property and equipment, net	6,314	6,668
Restricted cash	1,089	1,088
Operating lease right-of-use asset	22,483	23,250
Other assets	3,247	7,865
Total assets	$332,840	$240,542
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$2,404	$1,939
Accrued expenses and other current liabilities	11,539	14,102
Operating lease liabilities, current	4,674	4,632
Total current liabilities	18,617	20,673
Operating lease liabilities, net of current portion	21,149	21,996
Other liabilities, non-current	1,006	969
Total liabilities	40,772	43,638
Commitments and contingencies (Note 8)
Redeemable convertible preferred stock, $0.001 par value; no shares authorized, issued and outstanding as of March 31, 2025; 298,205,027 shares authorized and 297,205,041 shares issued and outstanding as of December 31, 2024; aggregate liquidation preference of $502,390 as of December 31, 2024	—	508,087
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 10,000,000 and no shares authorized as of March 31, 2025 and December 31, 2024, respectively; no shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value; 500,000,000 and 410,000,000 shares authorized as of March 31, 2025 and December 31, 2024, respectively; 43,797,166 and 2,446,864 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively; 10,372 shares subject to repurchase as of March 31, 2025 and December 31, 2024	44	2
Additional paid-in-capital	683,237	47,242
Accumulated deficit	(391,213)	(358,427)
Total stockholders’ equity (deficit)	292,068	(311,183)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$332,840	$240,542

See accompanying notes to these financial statements.

Maze Therapeutics, Inc.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024
Operating expenses:
Research and development	$27,580	$21,877
General and administrative	7,821	6,137
Total operating expenses	35,401	28,014
Loss from operations	(35,401)	(28,014)
Interest and other income, net	2,615	281
Change in fair value of convertible promissory notes	—	(4,761)
Net loss and comprehensive loss	$(32,786)	$(32,494)
Net loss per share, basic and diluted (see Note 11)	$(1.15)	$(13.91)
Weighted-average shares of common stock outstanding used to compute net loss per share, basic and diluted (see Note 11)	28,628,430	2,336,613

See accompanying notes to these financial statements.

Maze Therapeutics, Inc.

Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

(In thousands, except share data)

	Redeemable convertible				Additional		Total
	preferred stock		Common stock		paid-in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	deficit
Balance as of December 31, 2023	203,415,024	$383,902	2,385,212	$2	$21,836	$(395,686)	$(373,848)
Exercise of stock options	—	—	30,083	—	365	—	365
Issuance of restricted stock	—	—	10	—	—	—	—
Vesting of restricted stock and early exercised stock options	—	—	—	—	11	—	11
Stock-based compensation expense	—	—	—	—	2,310	—	2,310
Net loss and comprehensive loss	—	—	—	—	—	(32,494)	(32,494)
Balance as of March 31, 2024	203,415,024	$383,902	2,415,305	$2	$24,522	$(428,180)	$(403,656)

	Redeemable convertible				Additional		Total
	preferred stock		Common stock		paid-in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	equity (deficit)
Balance as of December 31, 2024	297,205,041	$508,087	2,446,864	$2	$47,242	$(358,427)	$(311,183)
Issuance of common stock in connection with initial public offering, net of issuance costs of $15,402	—	—	8,750,000	9	124,589	—	124,598
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(297,205,041)	(508,087)	32,586,823	33	508,054	—	508,087
Exercise of stock options	—	—	13,479	—	126	—	126
Stock-based compensation expense	—	—	—	—	3,226	—	3,226
Net loss and comprehensive loss	—	—	—	—	—	(32,786)	(32,786)
Balance as of March 31, 2025	—	$—	43,797,166	$44	$683,237	$(391,213)	$292,068

See accompanying notes to these financial statements.

Maze Therapeutics, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2025	2024
Operating activities
Net loss	$(32,786)	$(32,494)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	684	950
Stock-based compensation expense	3,226	2,310
Non-cash lease expense	767	705
Change in fair value of convertible promissory notes	—	4,761
Other items, net	18	82
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(474)	1,114
Other assets	338	208
Accounts payable	579	(243)
Accrued expenses and other liabilities	(1,063)	(131)
Operating lease liabilities	(805)	(699)
Net cash used in operating activities	(29,516)	(23,437)
Investing activities
Purchases of property and equipment	(299)	(279)
Net cash used in investing activities	(299)	(279)
Financing activities
Proceeds from initial public offering, net of offering costs paid	127,752	—
Proceeds from exercise of stock option awards, net of repurchases	126	365
Proceeds from issuance of convertible promissory notes, net of issuance costs	—	24,216
Payment of success fee derivative	(500)	—
Net cash provided by financing activities	127,378	24,581
Net increase in cash, cash equivalents, and restricted cash	97,563	865
Cash, cash equivalents, and restricted cash at beginning of the period	197,900	30,246
Cash, cash equivalents, and restricted cash at end of the period	$295,463	$31,111
Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment recorded in accounts payable and accrued expenses	$48	$47
Vesting of restricted stock and stock options subject to repurchase	$—	$11
Reconciliation to cash, cash equivalents and restricted cash:
Cash and cash equivalents	$294,374	$30,023
Restricted cash	$1,089	$1,088
Total cash, cash equivalents and restricted cash	$295,463	$31,111

See accompanying notes to these financial statements.

Maze Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

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

Reverse stock split

On January 22, 2025, the Company’s board of directors approved a 1-for-9.641 reverse stock split of its issued and outstanding shares of common stock, which was effected on January 24, 2025. Upon the effectiveness of the reverse stock split, (i) all shares of outstanding common stock were adjusted; (ii) the conversion ratio of the convertible preferred stock was adjusted; (iii) the number of shares of common stock for which each outstanding option to purchase common stock is exercisable were adjusted; and (iv) the exercise price of each outstanding option to purchase common stock was adjusted. All of the outstanding common stock share numbers (including shares of common stock subject to the Company’s options and as converted for the outstanding convertible preferred stock), share prices, exercise prices and per share amounts contained in the condensed financial statements have been retroactively adjusted in the condensed financial statements to reflect this reverse stock split for all periods presented. The par value per share and the authorized number of shares of common stock and preferred stock were not adjusted as a result of the reverse stock split.

Initial Public Offering

In February 2025, the Company completed its initial public offering, pursuant to which it issued and sold an aggregate of 8,750,000 shares of its common stock at an initial public offering price of $16.00 per share, resulting in net proceeds of approximately $127.8 million, after deducting underwriting discounts, commissions and other offering expenses paid by the Company in 2025. Immediately prior to the closing of the initial public offering, the Company’s outstanding convertible preferred stock automatically converted into 32,586,823 shares of common stock.

Following the closing of the initial public offering, no shares of convertible preferred stock were authorized or outstanding. In connection with the completion of the initial public offering on February 3, 2025, the Company’s certificate of incorporation was amended and restated to (i) authorize 500,000,000 shares of common stock, par value $0.001 per share and (ii) authorize 10,000,000 shares of undesignated preferred stock, par value $0.001 per share, each of which may be issued from time to time by the Company’s board of directors in one or more series. The amended and restated certificate of incorporation eliminated all references to the previously existing series of convertible preferred stock.

Liquidity and capital resources

The Company has incurred significant losses and negative cash flows from operations since its inception, except for the net income and cash provided by operations during the year ended December 31, 2024, and expects to incur significant and increasing losses as a result of its continued research and development activities. As of March 31, 2025, the Company had an accumulated deficit of $391.2 million. Historically, the Company has financed its operations primarily through issuances of its equity, issuances of convertible promissory notes and license agreements. The Company may seek to raise capital through debt financings, equity financings, license agreements, or other sources of financing. There can be no assurance that such financing will be available or will be at terms acceptable to the Company.

As of March 31, 2025, the Company had cash and cash equivalents of $294.4 million. The Company believes that its cash and cash equivalents as of March 31, 2025 will be sufficient to fund the Company’s operations for at least one year from the issuance date of these unaudited condensed financial statements.

2.
Summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, for interim financial information and the instructions to Form 10-Q and Article 10 of the Securities and Exchange Commission, or SEC, Regulation S-X for interim financial information.

These unaudited condensed financial statements and notes should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 31, 2025, or the 2024 10-K. The condensed balance sheet as of December 31, 2024 was derived from the audited annual financial statements as of and for the period then ended. Certain information and footnote disclosures included in the Company's annual financial statements have been condensed or omitted. The accompanying unaudited condensed financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature except for the impacts of adopting new accounting standards, if any, discussed below. These interim financial results are not necessarily indicative of results expected for the full fiscal year or for any subsequent interim period.

During the three months ended March 31, 2025, there were no significant changes to the Company’s significant accounting policies as described in the Company’s audited financial statements as of and for the year ended December 31, 2024, as included in the 2024 10-K.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed financial statements and accompanying notes. The Company bases its estimates on historical experience and market-specific or other relevant assumptions that it believes are reasonable under the circumstances. Assets and liabilities reported in the Company’s condensed balance sheet and expenses reported are affected by estimates and assumptions, which are used for, but are not limited to, measuring and recognizing revenue, and determining the fair value of assets and liabilities, including the Company's convertible promissory notes, common stock valuation, income tax uncertainties, measurement of stock-based compensation expense, and certain accruals. Actual results could differ from such estimates or assumptions.

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

The CODM, in alignment with the Company's overall corporate strategy and goals, analyzes a variety of data to guide segment resource allocation, including program and portfolio scientific data, probability of regulatory and commercial success, and the competitive environment. The CODM also reviews certain financial results included in the segment loss from operations which is reported on the condensed statements of operations and comprehensive loss as total loss from operations. The measure of segment assets is reported on the condensed balance sheets as total assets.

As of March 31, 2025 and December 31, 2024, all of the Company’s property and equipment was maintained in the United States. No revenue was generated during the three months ended March 31, 2025 and 2024. The following table presents selected financial information with respect to the Company’s single operating segment for the three months ended March 31, 2025 and 2024 (amounts in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development expenses
Personnel-related costs	$10,344	$8,624
Clinical trial expenses	5,676	2,537
Outside research and development services	4,921	4,275
Manufacturing expenses	1,187	1,283
Facilities, depreciation and other expenses	5,452	5,158
Total research and development expenses	27,580	21,877
General and administrative expenses	7,821	6,137
Segment operating expenses	35,401	28,014
Segment loss from operations	(35,401)	(28,014)
Segment interest and other income, net	2,615	281
Change in fair value of convertible promissory notes	—	(4,761)
Segment loss before income taxes	$(32,786)	$(32,494)

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

Cash, cash equivalents and restricted cash

The Company considers all highly liquid financial instruments with original maturities of 90 days or less at the date of purchase to be cash equivalents. As of March 31, 2025 and December 31, 2024, cash equivalents consisted of money market funds.

Restricted cash is comprised of cash that is restricted as to withdrawal or use under the terms of certain contractual agreements. Restricted cash as of March 31, 2025 and December 31, 2024 included $1.1 million as collateral for a letter of credit related to the Company’s headquarters building lease in South San Francisco, California. Restricted cash is classified as a noncurrent asset on the balance sheet. As of March 31, 2025 and December 31, 2024, restricted cash consisted of money market funds.

Deferred offering costs

The Company defers offering costs consisting of legal, accounting and other fees and costs directly associated with in-process equity financings until such financings are consummated. After consummation of the equity financing, these costs are classified in stockholders’ equity (deficit) as a reduction of the additional paid-in capital recorded as a result of the financing. If the in-process financing is abandoned, the deferred offering costs are expensed immediately as a charge to operating expenses in the condensed statements of operations and comprehensive loss. As of December 31, 2024, approximately $4.3 million of deferred offering costs related to the Company’s initial public offering were recorded within other assets in the accompanying condensed balance sheets and upon completion of the Company's initial public offering in February 2025, the deferred offering costs were recorded as a reduction to the additional paid-in capital within stockholders’ equity (deficit) recorded in the accompanying condensed balance sheets as of March 31, 2025.

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

Convertible promissory notes

From December 2023 through April 2024, the Company issued a total of $40.7 million aggregate principal amount of convertible promissory notes, which contained automatic conversion features triggered upon a qualified preferred stock financing or a qualified public offering. As permitted under Accounting Standards Codification 825, Financial Instruments, or ASC 825, the Company elected the fair value option for recognition of the convertible promissory notes. In accordance with ASC 825, the Company recorded these convertible promissory notes at fair value and remeasured the convertible promissory notes at fair value each reporting period with changes in fair value recorded in the condensed statements of operations and comprehensive loss. As a result of applying the fair value option, direct costs and fees related to the convertible promissory notes were recognized in earnings as incurred and not deferred. The impact of interest expense on the convertible promissory notes is included within the changes in fair value.

The Company recorded a loss of $4.8 million, reflecting the change in the fair value of the convertible promissory notes, in the condensed statements of operations and comprehensive loss for the three months ended March 31, 2024. In connection with the private placement of Series D convertible preferred stock the Company completed in November 2024, which was a qualified preferred stock financing pursuant to the terms of the convertible promissory notes, the outstanding convertible promissory notes automatically converted into shares of Series D-1 convertible preferred stock, and no convertible promissory notes were outstanding as of December 31, 2024. Accordingly, no change in fair value of convertible promissory notes was recorded in the condensed statements of operations and comprehensive loss for the three months ended March 31, 2025.

Redeemable convertible preferred stock

The Company recorded convertible preferred stock at fair value on the dates of issuance, net of issuance costs. Upon the occurrence of certain events that were outside the Company’s control, including a deemed liquidation event, holders of the convertible preferred stock could cause redemption for cash. Therefore, redeemable convertible preferred stock was classified outside of stockholders’ deficit on the balance sheet as events triggering the redemption were not solely within the Company’s control. The carrying values of the redeemable convertible preferred stock were subject to adjustment to their redemption value if and when it became probable that the preferred stock would become redeemable.

Net income (loss) per share

Net income (loss) per share attributable to common stockholders is calculated using the two-class method required for companies with participating securities. The Company considers its convertible preferred stock to be participating securities as the holders were entitled to receive noncumulative dividends in the event that a dividend is paid on common stock.

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

Because the Company reported a net loss for the three months ended March 31, 2025 and 2024, and the inclusion of the potentially dilutive securities would be antidilutive, diluted net loss per share is the same as basic net loss per share for the periods presented.

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

3.
Fair value measurements

The following tables summarize the types of assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy. See Note 9, Loan and security agreement, for the Company’s methodology of measuring the fair value of the credit line success fee derivative.

	Fair value measurements
	(in thousands)
	Total	Level 1	Level 2	Level 3
March 31, 2025
Assets
Cash equivalents	$91,545	$91,545	$—	$—
Restricted cash	1,089	1,089	—	—
Total assets measured at fair value	$92,634	$92,634	$—	$—

December 31, 2024
Assets
Cash equivalents	$40,777	$40,777	$—	$—
Restricted cash	1,088	1,088	—	—
Total assets measured at fair value	$41,865	$41,865	$—	$—
Liabilities
Credit line success fee derivative	$500	$—	$—	$500
Total liabilities measured at fair value	$500	$—	$—	$500

There were no transfers between Level 1, 2, or 3 during the three months ended March 31, 2025 and 2024.

4.
Balance sheet components

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

	As of March 31,	As of December 31,
	2025	2024
	(in thousands)
Accrued research and development expenses	$5,969	$2,934
Accrued compensation expenses	4,274	8,083
Accrued professional expenses	1,224	2,467
Other accrued expenses and current liabilities	72	618
Total accrued expenses and other current liabilities	$11,539	$14,102

5.
Capital structure

Common stock

In February 2025, the Company completed its initial public offering, pursuant to which it issued and sold an aggregate of 8,750,000 shares of its common stock at an initial public offering price of $16.00 per share, resulting in net proceeds of approximately $127.8 million, after deducting underwriting discounts, commissions and other offering expenses paid by the Company in 2025. In connection with the completion of the initial public offering, the Company’s certificate of incorporation was amended and restated to (i) authorize 500,000,000 shares of common stock, par value $0.001 per share and (ii) authorize 10,000,000 shares of undesignated preferred stock, par value $0.001 per share, each of which may be issued from time to time by the Company’s board of directors in one or more series. The amended and restated certificate of incorporation eliminated all references to the previously existing series of convertible preferred stock.

Common stockholders are entitled to dividends if and when declared by the board of directors of the Company, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. The holder of each share of common stock is entitled to one vote. As of March 31, 2025 and December 31, 2024, no dividends were declared.

Common stock reserved for future issuance, on an as-converted basis, consisted of the following:

	As of March 31,	As of December 31,
	2025	2024
Series A redeemable convertible preferred stock	—	10,889,434
Series B redeemable convertible preferred stock	—	6,971,192
Series C redeemable convertible preferred stock	—	4,997,963
Series D redeemable convertible preferred stock	—	5,641,987
Series D-1 redeemable convertible preferred stock	—	4,086,247
Shares reserved under 2019 Equity Incentive Plan and 2025 Equity Incentive Plan	6,146,103	831,177
Stock options, issued and outstanding	5,277,288	5,278,735
Shares reserved under 2025 Employee Stock Purchase Plan	450,000	—
Total	11,873,391	38,696,735

Redeemable convertible preferred stock

Immediately prior to the closing of the initial public offering in February 2025, the Company’s outstanding redeemable convertible preferred stock automatically converted into 32,586,823 shares of common stock. No shares of convertible preferred stock were authorized, issued and outstanding at March 31, 2025.

6.
Equity incentive plan and stock-based compensation expense

2025 Equity Incentive Plan

The Company’s board of directors and stockholders approved the 2025 Equity Incentive Plan, or 2025 Plan, which became effective on January 29, 2025. The 2025 Plan replaced the 2019 Equity Incentive Plan, or 2019 Plan, and upon its effectiveness, the Company ceased granting awards under the 2019 Plan. The 2025 Plan allows the Company to make equity-based and cash-based incentive awards to its officers, employees, directors and consultants. The Company initially reserved 5,300,000 shares of its common stock under the 2025 Plan plus those shares of common stock previously reserved but unissued under the 2019 Plan. Any outstanding awards granted under the 2019 Plan will remain subject to the terms of the 2019 Plan and applicable award agreements. As of March, 31, 2025, there were 5,277,288 options outstanding under the 2025 Plan.

2025 Employee Stock Purchase Plan

The Company’s board of directors and stockholders approved the 2025 Employee Stock Purchase Plan, or 2025 ESPP, which became effective on January 30, 2025. The number of shares initially available for issuance pursuant to the 2025 ESPP was 450,000 shares.

Stock-based compensation expense

The following table summarizes the components of stock-based compensation expense recognized in the Company’s condensed statements of operations and comprehensive loss during the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Research and development	$1,858	$1,480
General and administrative	1,368	830
Total stock-based compensation expense	$3,226	$2,310

As of March 31, 2025, there was $26.8 million of total unrecognized compensation cost related to unvested options and restricted stock awards for which the cost is expected to be recognized over a weighted-average period of 3.18 years. As of March 31, 2025, there was $1.3 million unrecognized share-based compensation cost related to the 2025 ESPP, which is expected to be recognized over a weighted-average period of 1.29 years.

7.
License agreements

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

The Company assessed the Trace License Agreement in accordance with ASC 606 and concluded that it was a contract with a customer. The Company determined that there is one performance obligation relating to the license to the UNC13A discovery program, including the underlying know-how and certain related materials, and that the transaction price consisted of the $15.0 million non-refundable upfront cash payment. The potential future development and regulatory milestones represent variable consideration and were constrained, as it was concluded that it was not probable that a significant reversal in cumulative revenue recognized will not occur and therefore not included in the transaction price as of March 31, 2025. Potential sales milestones and royalties on net product sales will be recognized in the same period that the underlying net product sales occur as they were determined to relate to the license. The $15.0 million transaction price was recorded as license revenue in the condensed statements of operations and comprehensive loss during the second quarter of 2024, at the point in time when control of the license and related know-how was transferred to Trace.

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

The Company assessed the Shionogi License Agreement in accordance with ASC 606 and concluded that it was a contract with a customer. The Company determined that there is one performance obligation relating to the license to the MZE001 program, including the underlying know-how and certain related materials, and that the transaction price consisted of the $150.0 million non-refundable upfront cash payment. The potential clinical and regulatory milestones represent variable consideration and were constrained as it was concluded that it was not probable that a significant reversal in cumulative revenue recognized will not occur and therefore not included in the transaction price as of March 31, 2025. Potential sales milestones and royalties on net product sales will be recognized in the same period that the underlying net product sales occur as they were determined to relate to the license. The $150.0 million transaction price was recorded as license revenue in the condensed statements of operations and comprehensive loss during the second quarter of 2024, at the point in time when control of the license and related know-how and materials was transferred to Shionogi.

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

The Company assessed the Neurocrine License Agreement in accordance with ASC 606 and concluded that it was a contract with a customer. The Company determined that there is one performance obligation relating to the license to the ATXN2 discovery program, including the underlying know-how and certain related materials, and that the transaction price consisted of the $2.5 million upfront cash payment. The potential research and development milestones represent variable consideration and were constrained as it was concluded that it was not probable that a significant reversal in cumulative revenue recognized will not occur and therefore not included in the transaction price as of March 31, 2025. Potential sales milestones and royalties on net product sales will be recognized in the same period that the underlying net product sales occur as they were determined to relate to the license. The $2.5 million transaction price was recorded as license revenue in the condensed statements of operations and comprehensive loss during the third quarter of 2024, at the point in time when control of the license and the related know-how and materials was transferred to Neurocrine.

8.
Commitments and contingencies

Legal proceedings

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and that such expenditures can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. No contingent liabilities have been recorded as of March 31, 2025 and December 31, 2024.

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

9.
Loan and security agreement

In March 2025, the Company entered into an amendment to the loan and security agreement dated June 2022, that provides for a one-year extension of the $50.0 million revolving line of credit maturity date to June 2026. The revolving line of credit is secured by substantially all of the Company’s assets, except for its intellectual property. The Company has not elected to draw down any funds from this debt facility as of March 31, 2025. Advances under the revolving line may be prepaid and reborrowed by the Company without penalty. The Company has the option to convert the aggregate principal amount of advances under the line of credit, if any, into a term loan upon maturity of the revolving line of credit. Advances under the line of credit accrue interest at a variable annum rate of the greater of (i) 0.75% above the prime rate and (ii) 4.50%. The prime rate is defined as the variable rate of interest, per annum, most recently announced by the bank, as its “prime rate,” whether or not such announced rate is the lowest rate available from the bank.

Under the loan and security agreement, the Company was required to pay the bank a success fee of up to $2.0 million depending on if the Company closed a sale of substantially all of its assets, consummated a reorganization where the voting stockholders before such transaction held less than 50% of the voting securities after such transaction, or completed the sale of the Company’s securities in connection with an initial public offering, reverse merger or other similar transaction wherein the Company’s securities were thereafter traded in a public market. This success fee was deemed to be a freestanding derivative instrument that was bifurcated from the line-of-credit instrument and was initially and subsequently measured at fair value each reporting period. The fair value of this success fee derivative was estimated utilizing a probability-weighted cash flow approach, including variables for the timing of the related events and other probability estimates, which were deemed to be Level 3 inputs in the fair value hierarchy. The fair value of this success fee derivative was approximately $0.5 million as of December 31, 2024 and was recorded in accrued expenses and other current liabilities on the condensed balance sheets. In February 2025, the Company paid a success fee of $0.5 million pursuant to the terms of the loan and security agreement, upon the completion of the Company’s initial public offering. No change in fair value of the derivative was recorded for the three months ended March 31, 2025 and 2024. Total issuance costs and the debt discount arising from the success fee amounted to $0.3 million and were recorded in other assets, which are amortized as interest expense over the commitment period. The unamortized debt discount balance as of March 31, 2025 amounted to less than $0.1 million and is recorded in other current assets as the commitment period ends within one year of the balance sheet date.

10.
Related party transactions

The Company has paid fees to its founders and certain board members in exchange for consulting services. During the three months ended March 31, 2025, the Company recorded such fees of less than $0.1 million as research and development expenses and $0.1 million as general and administrative expenses. During three months ended March 31, 2024, the Company recorded such fees of $0.1 million in each of research and development expenses and general and administrative expenses, respectively.

11.
Net loss per share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss	$(32,786)	$(32,494)
Denominator:
Weighted-average shares of common stock outstanding	28,638,802	2,389,619
Less: weighted-average shares of common stock subject to repurchase	(10,372)	(53,006)
Weighted-average shares of common stock outstanding used in the calculation of basic and diluted net loss per share	28,628,430	2,336,613
Net loss per share, basic and diluted	$(1.15)	$(13.91)

The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive are as follows:

	Three Months Ended March 31,
	2025	2024
Series A redeemable convertible preferred stock	—	10,889,434
Series B redeemable convertible preferred stock	—	5,970,649
Series C redeemable convertible preferred stock	—	4,238,836
Shares subject to outstanding stock options	5,277,288	3,236,285
Unvested restricted stock subject to repurchase	10,372	15,558
Unvested exercised options subject to repurchase	—	16,428
Total	5,287,660	24,367,190

In addition to the above, the Company has excluded common shares from the assumed conversion of the convertible promissory notes outstanding at March 31, 2024 from the computation of net loss per share for the periods indicated because including them would have had an anti-dilutive effect. The convertible promissory notes were convertible into either common stock or into preferred shares of the Company, which would then be convertible into common shares as described in the convertible promissory note agreements. The convertible promissory notes converted into Series D-1 redeemable convertible preferred stock in November 2024 and are no longer outstanding as of March 31, 2025.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited condensed financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q; and the sections entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC on March 31, 2025, or 2024 Form 10-K.

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

We have incurred significant losses and negative cash flows from operations since our inception, except for the net income and cash provided by operations due to license revenue during the year ended December 31, 2024, and we expect to incur significant and increasing losses as a result of our continued research and development activities. During the three months ended March 31, 2025 and 2024, we incurred net losses of $32.8 million and $32.5 million, respectively. As of March 31, 2025, we had an accumulated deficit of $391.2 million and do not expect positive cash flows from operations in the foreseeable future. We expect to continue incurring significant expenses and increasing losses for the foreseeable future. Our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities, as well as upon revenue from our license agreements. We expect our research and development expenses to significantly increase in connection with the conduct of planned clinical trials for our lead programs, MZE829 and MZE782, further development of our Compass platform, planned preclinical studies, and potential Investigational New Drug Applications, or INDs, and clinical trials for future therapeutic candidates. We will also incur substantial additional expenses as we seek to expand our intellectual property portfolio, including through potential in-licensing opportunities, and hire additional personnel as we scale up our operations. In addition, we expect to incur additional costs associated with operating as a public company.

As of March 31, 2025, we had cash and cash equivalents of $294.4 million. Since our inception, we have financed our operations primarily through issuances of our equity, license agreements with biotechnology companies and issuances of convertible promissory notes. In February 2025, we completed our initial public offering, pursuant to which we issued and sold an aggregate of 8,750,000 shares of our common stock at an initial public offering price of $16.00 per share, resulting in gross proceeds of $140.0 million.

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

We selectively pursue strategic collaborations related to the development of certain targets, therapeutic programs, or disease areas where we believe third-party expertise or resources could be beneficial. In 2020, we formed a spin-out company, Broadwing Bio LLC, or Broadwing, with Alloy Therapeutics, Inc., or Alloy, to develop therapeutic antibody therapies for ANGPTL7 and another undisclosed target in ophthalmic diseases, informed by our Compass platform. As of March 31, 2025, we owned approximately 48% of the outstanding equity of Broadwing, and we expect our ownership to be significantly diluted upon the conversion of outstanding convertible notes issued by Broadwing. We retain certain opt-in rights to jointly develop and commercialize certain therapeutic candidates developed through Broadwing with Alloy. We are not involved in the development of Broadwing’s therapeutic candidate.

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

The License Agreement will expire on a Licensed-Product by Licensed-Product and country-by-country basis upon the expiration of the royalty term for such Licensed Product, which will be the latest of the date when there are no remaining valid claims covering the applicable Licensed Product, the expiration of regulatory exclusivity for the applicable Licensed Product, or 11 years after the first commercial sale of the applicable Licensed Product, subject to earlier termination by the parties. As of March 31, 2025, we estimate that the last patent right for the only currently issued patent licensed under the License Agreement will expire in 2042, without giving effect to any potential patent term extensions, patent term adjustments, or future patents that may or may not issue with respect to the Licensed Products. Upon expiration of the License Agreement, the licenses granted to Shionogi will become fully paid-up, perpetual, irrevocable and royalty-free. Shionogi may terminate the License Agreement for convenience following a notice period and either party may terminate the License Agreement for bankruptcy or an uncured material breach. Upon termination of the License Agreement by Shionogi for convenience or by us for Shionogi’s bankruptcy or uncured material breach, Shionogi will grant us a non-exclusive, worldwide license under certain patent rights and know-how controlled by Shionogi as of the effective date of termination, solely as necessary to research, develop, manufacture and commercialize the Licensed Products in any field, and Shionogi will assign to us all regulatory materials and regulatory approvals relating to the Licensed Products. In consideration for these reversion rights, we would be required to pay to Shionogi reversion royalties on any sales of the Licensed Products determined based on the stage of clinical development of the applicable Licensed Product at the time of termination, ranging from percentages in the low-to-mid single digits if termination occurs on or after the achievement of certain Phase 2 clinical trial milestones and high single digit to mid-teens if termination occurs on or after the achievement of certain Phase 3 clinical milestones. Our obligation to pay these reversion royalties would expire on a Licensed-Product by Licensed-Product and country-by-country basis upon the latest of the date when there are no remaining valid claims covering the applicable Licensed Product, the expiration of regulatory exclusivity for the applicable Licensed Product, or ten years after the first commercial sale of the applicable Licensed Product.

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
•
fees paid to contract manufacturing organizations, or CMOs, in connection with the production of research products and clinical trial materials;
•
fees paid to clinical research organizations, or CROs, in connection with clinical trials as well as preclinical and toxicology studies;
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

General and administrative expenses

General and administrative expenses consist primarily of personnel-related costs, including salaries, bonuses, benefits, and stock-based compensation expense, for personnel in executive, finance, accounting, corporate development, and other administrative functions. General and administrative expenses also include legal fees, professional fees paid for accounting, auditing, consulting, tax, and investor relations services, insurance costs, and facility costs not otherwise included in research and development expenses, and public company expenses such as costs associated with compliance with the rules and regulations of the SEC and Nasdaq.

We expect that our general and administrative expenses will continue to increase significantly in the foreseeable future as additional administrative personnel and services are required to manage these functions of a public company and as our pipeline of therapeutic candidates expands.

Interest and other income, net

Interest and other income, net consists of interest income earned on our cash and cash equivalents, interest expense, foreign currency re-measurement and transaction gains and losses. We expect interest income to increase as a result of the receipt of net proceeds of approximately $127.8 million from our initial public offering completed in February 2025. However, interest income may vary each reporting period depending on our average cash deposits, money market fund balances and other investment balances during the period and prevailing market interest rates. We expect foreign currency gains and losses to vary each reporting period depending on the fluctuations in foreign currency exchange rates.

Change in fair value of convertible promissory notes

From December 2023 through April 2024, we issued a total of $40.7 million aggregate principal amount of convertible promissory notes, which contained automatic conversion features triggered upon a qualified preferred stock financing or a qualified public offering. We elected to apply the fair value option, as per Accounting Standards Codification, or ASC, Section 825-10, to the outstanding convertible promissory notes issued. As such, the convertible promissory notes were recognized at fair value with changes in fair value recognized in the condensed statements of operations and comprehensive loss. We recorded a loss of $4.8 million, reflecting the change in the fair value of the convertible promissory notes in the condensed statements of operations and comprehensive loss for the three months ended March 31, 2024. The impact of interest expense on the convertible promissory notes is included within the changes in fair value. In connection with the private placement of our Series D convertible preferred stock, or Series D Preferred Stock, in November 2024, which was a qualified preferred stock financing pursuant to the terms of the convertible promissory notes, the outstanding convertible promissory notes automatically converted into 39,395,572 shares of Series D-1 convertible preferred stock, or Series D-1 Preferred Stock, at a conversion price of $1.10336 per share. No convertible promissory notes were outstanding as of December 31, 2024. Accordingly, no change in fair value of convertible promissory notes was recorded in the condensed statements of operations and comprehensive loss for the three months ended March 31, 2025.

Results of operations

Comparisons of the three months ended March 31, 2025 and 2024

	Three months ended March 31,
	2025	2024	Change
	(in thousands)
Operating expenses:
Research and development	$27,580	$21,877	$5,703
General and administrative	7,821	6,137	1,684
Total operating expenses	35,401	28,014	7,387
Loss from operations	(35,401)	(28,014)	(7,387)
Interest and other income, net	2,615	281	2,334
Change in fair value of convertible promissory notes	—	(4,761)	4,761
Net loss and comprehensive loss	$(32,786)	$(32,494)	$(292)

Research and development expenses

Research and development expenses were $27.6 million and $21.9 million for the three months ended March 31, 2025 and 2024, respectively. The increase of $5.7 million between the comparative periods was primarily due to an increase of $3.1 million in clinical trial expenses based on the progression of our Phase 2 clinical trial for MZE829 that was initiated in November 2024 and our Phase 1 clinical trial for MZE782 that was initiated in September 2024. The increase also reflects higher personnel-related costs of $1.7 million due to an increase in headcount and higher outside research and development services of $0.6 million primarily related to professional service fees for our research programs.

	Three months ended March 31,
	2025	2024	Change
	(in thousands)
Personnel-related costs	$10,344	$8,624	$1,720
Clinical trial expenses	5,676	2,537	3,139
Outside research and development services	4,921	4,275	646
Manufacturing expenses	1,187	1,283	(96)
Facilities, depreciation and other expenses	5,452	5,158	294
Total research and development expenses	$27,580	$21,877	$5,703

General and administrative expenses

General and administrative expenses were $7.8 million and $6.1 million for the three months ended March 31, 2025 and 2024, respectively. The increase of $1.7 million between the comparative periods was primarily due to an increase of $1.4 million in personnel-related costs due to an increase in headcount and higher professional service fees of $0.3 million.

Interest and other income, net

Interest and other income, net was $2.6 million and $0.3 million for the three months ended March 31, 2025 and 2024, respectively. The increase of $2.3 million between the comparative periods primarily reflects an increase in interest income as a result of higher cash and cash equivalent balances held during the three months ended March 31, 2025 from the nonrefundable upfront payments that we received pursuant to the license agreements we entered with Shionogi, Trace and Neurocrine in 2024, and proceeds from the private placement of our Series D Preferred Stock completed in November 2024 and initial public offering completed in February 2025.

Change in fair value of convertible promissory notes

The convertible promissory notes issued from December 2023 through April 2024 contained automatic conversion features that triggered upon a qualified preferred stock financing or a qualified public offering. We elected to apply the fair value option to the convertible promissory notes issued. As such, the convertible promissory notes were recorded at fair value at each reporting period with changes in fair value recognized in the condensed statements of operations and comprehensive loss. The change in fair value of the convertible promissory notes resulted in a loss of $4.8 million for the three months ended March 31, 2024. The convertible promissory notes converted into Series D-1 Preferred Stock in November 2024 in connection with the private placement of our Series D Preferred Stock, which was a qualified preferred stock financing pursuant to the terms of the convertible promissory notes. No convertible promissory notes were outstanding as of December 31, 2024. Accordingly, no change in fair value of convertible promissory notes was recorded in the condensed statements of operations and comprehensive loss for the three months ended March 31, 2025.

Liquidity and capital resources

Liquidity

Since our inception, we have not generated any revenue from product sales and we do not expect to generate any revenue from commercial sales for the foreseeable future, if at all. We have incurred significant operating losses and negative cash flows from operations. We anticipate that we will continue to incur net losses for the foreseeable future. To date, we have financed our operations primarily through private placements of redeemable convertible preferred stock, one-time, nonrefundable upfront payments made to us in connection with our entry into license agreements, private placements of convertible promissory notes, and most recently, through an initial public offering of our common stock. As of March 31, 2025, we had cash and cash equivalents of $294.4 million and an accumulated deficit of $391.2 million.

In February 2025, we completed our initial public offering, pursuant to which we issued and sold an aggregate of 8,750,000 shares of our common stock at an initial public offering price of $16.00 per share, resulting in net proceeds of approximately $127.8 million, after deducting underwriting discounts, commissions and other offering expenses paid by us in 2025.

Based on our current operating plan, we believe that our existing cash and cash equivalents will be sufficient to fund our operations for at least one year from the date of this Quarterly Report on Form 10-Q. We have based this estimate on our current assumptions, which may prove to be wrong, and we may exhaust our available capital resources sooner than we expect.

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

We have entered into consortium agreements with the University of Helsinki and Queen Mary University to access genomic information from patient samples and genetic and paired clinical data. As of March 31, 2025, we are obligated to pay $5.0 million under these agreements through the year ended December 31, 2027.

We enter into contracts in the normal course of business with third-party contract organizations for preclinical trials, non-clinical trials and testing, and other services and products for operating purposes. These contracts generally provide for termination following a certain period after notice.

Cash flows

Comparisons of the three months ended March 31, 2025 and 2024

The following table sets forth the primary sources and uses of cash, cash equivalents, and restricted cash for the periods presented below:

	Three months ended March 31,
	2025	2024	Change
	(in thousands)
Net cash used in operating activities	$(29,516)	$(23,437)	$(6,079)
Net cash used in investing activities	(299)	(279)	(20)
Net cash provided by financing activities	127,378	24,581	102,797
Net increase in cash, cash equivalents and restricted cash	$97,563	$865	$96,698

Net cash used in operating activities

Net cash used in operating activities was $29.5 million and $23.4 million for the three months ended March 31, 2025 and 2024, respectively. The net cash used in operating activities for the three months ended March 31, 2025 was primarily due to our net loss of $32.8 million combined with a net change in our operating assets and liabilities of $1.4 million, offset by $4.7 million in non-cash charges such as depreciation, stock-based compensation and lease expense. The net cash used in operating activities for the three months ended March 31, 2024 was primarily due to our net loss of $32.5 million, offset by a net change in our operating assets and liabilities of $0.3 million as well as $8.8 million in non-cash charges such as depreciation, stock-based compensation, lease expense and the change in fair value of the convertible promissory notes.

Net cash used in investing activities

Net cash used in investing activities for the three months ended March 31, 2025 and 2024 was $0.3 million in each period, which related to the purchase of property and equipment.

Net cash provided by financing activities

For the three months ended March 31, 2025, net cash provided by financing activities was $127.4 million, which consisted of net proceeds of $127.8 million from the issuance of common stock pursuant to the initial public offering and $0.1 million from the exercise of stock option awards, net of repurchases, offset by the payment of $0.5 million for the success fee under the loan and security agreement.

For the three months ended March 31, 2024, net cash provided by financing activities was $24.6 million, which consisted of net proceeds of $24.2 million from the issuance of convertible promissory notes and $0.4 million from the exercise of stock option awards, net of repurchases.

Critical accounting policies, significant judgments and use of estimates

Our significant accounting policies are described in detail in the notes to our condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q. We described the accounting policies that we believe involve a significant level of estimation and uncertainty, which could have a material impact on our financial condition or results of operations and are therefore deemed critical accounting policies, in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March, 31, 2025. There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2025.

Our condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. The preparation of these condensed financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the condensed financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

We will remain an EGC under the JOBS Act until the earliest of (i) the last date of our fiscal year in which we have total annual gross revenue of at least $1.235 billion, (ii) the date we qualify as a “large accelerated filer,” as defined under Rule 12b-2 of the Exchange Act, (iii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the previous three years, or (iv) the last day of our first fiscal year following the fifth anniversary of the closing of our initial public offering.

Recent accounting pronouncements

See Note 2 on Summary of significant accounting policies to our unaudited condensed financial statements included in Part 1 - Item 1, “Financial Statements,” of this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements applicable to our business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2025, our management, including the Chief Executive Officer, who is our principal executive and principal financial officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in U.S. Securities and Exchange Commission, or the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer concluded that, as of March 31, 2025, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d)and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 1A. Risk Factors

Risk Factors

Our business faces significant risks and uncertainties, and those described below may not be the only risks and uncertainties we face. We cannot assure you that any of the events discussed below will not occur. You should carefully consider the following risk factors, together with the information contained herein and in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission, or SEC, on March 31, 2025, including our financial statements and the related notes, and our other filings with the SEC, before deciding whether to invest in our common stock. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also significantly impair our business, financial condition or results of operations. If any of these risks or uncertainties occur, our business, financial condition or results of operations could suffer, the market price of our common stock could decline and you could lose all or part of your investment in our common stock.

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

Investment in drug development is a highly speculative undertaking and involves a substantial degree of risk. We are a clinical-stage biopharmaceutical company with a limited operating history. Our lead programs are still in early clinical and preclinical development, and we are subject to the risks of failure inherent in the development of therapeutic candidates based on novel technologies. We have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biotechnology industry. Furthermore, we do not expect to generate any product revenue from commercial sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of clinical trials, preclinical studies, research and development, and the regulatory approval process of our therapeutic candidates. For the three months ended March 31, 2025 and 2024, we incurred a net loss of $32.8 million and $32.5 million, respectively. As of March 31, 2025, we had an accumulated deficit of $391.2 million. We expect to continue to incur significant research and development and other expenses related to our ongoing operations.

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

As of March 31, 2025, our cash and cash equivalents were $294.4 million. Based on our current operating plan, we believe our existing cash and cash equivalents as of March 31, 2025 will enable us to fund our operating expenses and capital expenditure requirements for at least one year from the date of this Quarterly Report on Form 10-Q. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Changes beyond our control may occur that would cause us to use our available capital before that time, including changes in and progress of our development activities and changes in regulation. Our future capital requirements will depend on many factors, including, but not limited to:

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

Our therapeutic candidates are in early stages of development. We do not have any products that are approved for sale in any jurisdiction. We initiated a Phase 2 trial of MZE829, our most advanced lead program, in November 2024, dosed our first patient in February 2025 and expect to report initial proof of concept data in the first quarter of 2026. We initiated a Phase 1 clinical trial of our second lead program, MZE782, in September 2024. Our other programs are at an early research stage, with no therapeutic candidates identified. Our research programs may not result in viable therapeutic candidates for some time, if ever, and our therapeutic candidates in development may not achieve success in our current or any future clinical trials, or obtain regulatory approval.

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

We have limited experience designing and implementing clinical trials. We initiated a Phase 2 trial of MZE829, our most advanced lead program, in November 2024, dosed our first patient in February 2025 and expect to report initial proof of concept data in the first quarter of 2026. We initiated a Phase 1 clinical trial of MZE782 in September 2024. Failure to design any one of our clinical trials adequately, or incorrect assumptions about the design of the trial, could adversely affect the ability to initiate the trial, enroll patients, complete the trial, or use the clinical trial’s results to support an application for regulatory approval, as well as lead to increased or unexpected costs.

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

In addition, the eligibility criteria of our clinical trials will further limit the pool of available trial participants. For our therapeutic candidate MZE829, we depend on and expect to perform genetic screening in order to identify candidates with the applicable genetic variations for our clinical trials. As we expect future therapeutic candidates to also target specific subgroups of common conditions, as identified through our Compass platform, it is likely that future therapeutic candidates will also require identification of patients with the applicable genotype or other specific disease biomarkers, which will require genetic and/or specific clinical tests for screening and further costs and timing delays in identifying patients eligible for our clinical trials. Such screening could involve more time consuming, costly and invasive procedures than patients may be willing to accept. If patients are not willing to undergo screening, or any other eligibility criteria we have for our clinical trials, it would lead to greater costs and/or timing delays for us in order to identify eligible and the necessary patients for our clinical trials. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of eligible patients who remain in the trial until completion of treatment and adequate follow-up. In general, the enrollment and retention of patients depends on many factors, including, but not limited to:

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

Part of our business model includes creating business partnerships and new corporate entities to develop and potentially commercialize therapeutic targets identified through our Compass platform that are outside of our core area of expertise. For example, in 2020, we formed Broadwing Bio LLC, a spin-out company with Alloy Therapeutics, Inc., or Alloy, to develop antibody therapies for ANGPTL7 and another undisclosed target in ophthalmic diseases. Going forward, we may create or acquire interests in more joint venture enterprises, spin-outs, and other entities to execute our business strategy. These business collaborations involve risks that our partners may:

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

Further, we rely on third parties located in China for some of our contract manufacturing, and we expect to continue to use such third-party manufacturers for such purposes. For any activities conducted in China, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies of the United States or Chinese governments, political unrest or unstable economic conditions in China. In addition, certain Chinese biotechnology companies may become subject to trade restrictions, sanctions, other regulatory requirements, or proposed legislation by the U.S. government, which could restrict or even prohibit our ability to work with such entities, thereby potentially disrupting the supply of material to us. For example, the BIOSECURE Act, which was passed in the U.S. House of Representatives, as well as a substantially similar bill in the U.S. Senate, in 2024, would, among other things, prohibit U.S. federal agencies from entering into or renewing any contract with any entity that uses biotechnology equipment or services produced or provided by a “biotechnology company of concern” to perform that contract as well as authorize the U.S. government to name additional Chinese “biotechnology companies of concern.” The BIOSECURE Act defines a “biotechnology company of concern” to include WuXi Apptec and its affiliates, or WuXi. The version of the bill passed by the House of Representatives includes a “grandfathering” provision that provides that the BIOSECURE Act’s prohibitions will not apply to pre-existing contracts and agreements entered into prior to the legislation’s effective date until 2032. Although the BIOSECURE Act has not yet become law, it or a substantially similar bill may be passed or proposed again. We are currently parties to agreements with WuXi, pursuant to which WuXi provides development and manufacturing services to us. If these bills become law, or similar laws are passed, we may be restricted in our ability to work with WuXi and other Chinese biotechnology manufacturing companies to the extent we would contract with, or otherwise receive funding from, the U.S. government. As a result, we may need to seek alternative CMO relationships, but we expect that the grandfathering provision will provide adequate time to identify and execute agreements with alternative CMOs. While we believe we will be able to identify and contract with such alternative CMOs, we cannot predict the terms of any such alternative arrangement nor what actions may ultimately be taken with respect to trade relations between the United States and China or other countries, what products and services may be subject to such actions or what actions may be taken by China or the other countries in retaliation. In addition to the BIOSECURE ACT, any unfavorable government policies on international trade, such as export controls, capital controls or tariffs, new legislation or regulations, renegotiation of existing trade agreements, or any retaliatory trade actions due to recent or future trade tension, may impede, delay, limit, or increase the cost of manufacturing our therapeutic candidates. Such events could result in our clinical or commercial supply of drug, packaging and other services being interrupted or limited, which could harm our business.

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

We or some of our suppliers may experience disruption to their respective supply chain due to the effects of macroeconomic conditions, which could delay, prevent or impair our development or commercialization efforts.

We and certain third parties with whom we work obtain certain clinical trial supplies and pharmaceutical products in countries affected by macroeconomic events and conditions, including inflation, interest rate fluctuations, uncertainty with respect to the federal budget and debt ceiling and potential government shutdowns related thereto, increasing financial market volatility and uncertainty, the impact of war or military conflict, including regional conflicts around the world, and public health pandemics. In addition, supply chain disruptions and delays as a result of any new tariff policies or trade restrictions could negatively impact our cost of materials and production processes. For example, the United States has announced tariffs on many goods imported from specified nations, including China and those in the European Union. In addition, there are currently headlines and discussions concerning potential increased tariffs for pharmaceutical products, which may impact our supply chain and create uncertainty in the broader pharmaceutical industry. If we or certain third parties with whom we work are unable to obtain clinical trial supplies or pharmaceutical products in sufficient quantity and in a timely manner due to disruptions in the global supply chain caused by macroeconomic events and conditions, or if the costs of such materials increase due to tariffs or other factors, the development, testing and clinical trials of our product candidates may be delayed or infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business.

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

Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain, or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved, or commercialized in a timely manner or at all, which could negatively impact our business. In addition, there is substantial uncertainty regarding new regulatory initiatives and how these might impact the FDA, its implementation of laws, regulations, policies and guidance and its personnel. Similar initiatives may also be directed toward other government agencies. These initiatives could prevent, limit or delay development and regulatory approval of our product candidates, which would adversely affect our business.

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

FDA-regulated industries, such as ours, face uncertainty with regard to the regulatory environment we will face as we proceed with research, development and commercialization. Some of these efforts have manifested to date as efforts to reduce the size of the federal government, including large-scale reductions in force at the FDA. The loss of key personnel at the FDA, including those in leadership positions, is likely to impact operations at the FDA, which could result in, among other things, delays or limitations on our ability to obtain guidance from the FDA on our product candidates in development, longer review times and delays in obtaining regulatory approvals for our product candidates. There remains general uncertainty regarding future activities. New executive orders, regulations, policies or guidance could be issued or promulgated that adversely affects us or creates a more challenging or costly environment to pursue the development of new therapeutic products. Alternatively, state governments may attempt to address or react to changes at the federal level with changes to their own regulatory frameworks in a manner that is adverse to our operations. If we become negatively impacted by future governmental orders, regulations, policies or guidance, there could be a material adverse effect on us and our business.

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

Our estimated addressable markets and market opportunities for our therapeutic candidates are based on a variety of inputs, including data published by third parties, our own market insights and internal market intelligence, and internally generated data and assumptions. We have not independently verified any third-party information and cannot be assured of its accuracy or completeness. Market opportunity estimates, whether obtained or derived from third-party sources or developed internally, are subject to significant uncertainty and are based on assumptions and estimates that may prove not to be accurate, particularly given the relatively early stage of our therapeutic candidates. Although we believe our market opportunity estimates are reasonable, such information is inherently imprecise. In addition, our assumptions and estimates of market opportunities are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including but not limited to those described in this Quarterly Report on Form 10-Q. If this third-party or internally generated data prove to be inaccurate or if we make errors in our assumptions based on that data, or if the facts underlying our assumptions change over time, our actual market may be more limited than we estimate it to be. In addition, these inaccuracies or errors may cause us to misallocate capital and other critical business resources, which could harm our business. The estimates of our market opportunities included in this Quarterly Report on Form 10-Q should not be taken as indicative of our ability to grow our business.

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

Moreover, we might not be able to attract or retain qualified management and other key personnel in the future due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses, particularly in the San Francisco Bay Area where we are headquartered, and we may be required to expend significant financial resources in our employee recruitment and retention efforts. Many pharmaceutical companies with whom we compete for qualified personnel have greater financial and other resources, different risk profiles and longer operating histories in the industry than we do. They also may provide candidates with more diverse opportunities and better chances for career advancement. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, including personnel with clinical development expertise, we may experience constraints that will harm our ability to implement our business strategy and achieve our business objectives.

We also rely on scientific, clinical, and other technical advisors and consultants to assist us with our clinical development programs. Our future success will depend in part on our ability to engage such advisors and consultants with the necessary expertise. In addition, these advisors and consultants are not our employees and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to us. They may also have arrangements with other companies to assist those companies in developing products or technologies that may compete with ours.

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

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. Unused federal net operating losses generated in tax years beginning after December 31, 2017 will not expire and may be carried forward indefinitely but the deductibility of such federal net operating losses in taxable years beginning after December 31, 2020 is limited to 80% of current year taxable income. In addition, both our current and our future unused losses and other tax attributes (such as research credits) may be subject to limitation under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, if we undergo, or have undergone, an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in our equity ownership by certain stockholders over a three-year period. We had a Section 382 study prepared which covered the period from inception through December 2024. The study concluded that several ownership changes occurred since our inception. However, it was determined that the annual available NOLs under Section 382 will be sufficient to utilize in their entirety prior to their respective expiration years. It is possible that we may undergo additional ownership changes in the future, including as a result of the issuance of common stock pursuant to our initial public offering completed in February 2025 or future transactions or events that may be outside of our control. As a result, even if we attain profitability, our ability to use our pre-change net operating loss carryforwards and other pre-change tax attributes (such as research tax credits) to offset our post-change income or taxes may be limited. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. In addition, at the state level, there may be periods during which the use of net operating losses is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result of the foregoing, even if we attain profitability, we may be unable to use all or a material portion of our net operating losses and other tax attributes, which could adversely affect our future cash flows.

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

The market price of our common stock may be highly volatile and subject to wide fluctuations in response to various factors, some of which are outside of our control. The market price for our common stock may be influenced by many factors, including the other risks described in this “Risk Factors” section and the following:

•
results of preclinical studies or clinical trials by us or those of our competitors or by existing or future;
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
•
a severe or prolonged economic downturn; and
•
general economic and geopolitical conditions, including fluctuating interest and tariff rates, the impact of significant political, trade and regulatory developments, disruptions in the capital and credit markets, market volatility and inflation.

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

As a public company, and particularly after we are no longer an EGC or SRC, we incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Stock Market, LLC, or Nasdaq, and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, we expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain sufficient coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. The increased costs may require us to reduce costs in other areas of our business or increase the prices of our products once commercialized. Moreover, these rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

We are an “EGC” and a “SRC” and we cannot be certain if the reduced reporting requirements applicable to EGCs or SRCs will make our common stock less attractive to investors.

We are an “EGC” as defined in the JOBS Act. For as long as we continue to be an EGC, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not EGCs, including (i) not being required to comply with the auditor attestation requirements of the Sarbanes-Oxley Act, (ii) reduced disclosure obligations regarding executive compensation in our Annual Reports on Form 10-K and our other periodic reports and proxy statements and (iii) exemptions from the requirements of holding nonbinding advisory stockholder votes on executive compensation and stockholder approval of any golden parachute payments not approved previously. In addition, as an EGC, we are only required to provide two years of audited financial statements and two years of selected financial data in our Annual Reports on Form 10-K.

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

We are also a “SRC.” We will continue to be a SRC so long as either (i) the market value of our stock held by non-affiliates is less than $250.0 million or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700.0 million. If we are a SRC at the time we cease to be an EGC, we may continue to rely on the same exemptions from certain disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation and the option to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our share price may be more volatile.

We may become subject to litigation from time to time, which is expensive and could divert management attention.

The market price of our common stock may be volatile. The stock market in general, and Nasdaq-listed and biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. We may also become subject to intellectual property, commercial or other litigation based on our statements, claims, actions, or inactions, among other things. Litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Unregistered Sale of Securities.

In November 2024, we issued 54,394,445 shares of our Series D Preferred Stock in a private placement pursuant to Regulation D under the Securities Act, which automatically converted into 5,641,987 shares of our common stock upon the closing of our initial public offering.

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

Use of Initial Public Offering Proceeds.

On January 30, 2025, our registration statement on Form S-1 (File No 333-284164) relating to our initial public offering of common stock was declared effective by the U.S. Securities and Exchange Commission, or the SEC. Upon the closing of the initial public offering on February 3, 2025, we issued 8,750,000 shares of common stock at a public offering price of $16.00 per share, resulting in net proceeds of approximately $127.8 million, after deducting underwriting discounts, commissions and other offering expenses paid in 2025. J.P. Morgan Securities LLC, TD Securities (USA) LLC, Leerink Partners LLC and Guggenheim Securities, LLC acted as joint book-running managers for the offering. None of the expenses associated with our initial public offering were paid, directly or indirectly, to any of our directors or officers, any persons owning 10% or more of any class of equity securities, or to any of our affiliates.

There has been no material change in the planned use of proceeds from the initial public offering as described in the prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on January 31, 2025.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months end March 31, 2025, none of our directors and/or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” in each case as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

EXHIBIT INDEX

Incorporated by Reference
Exhibit number	Description of document	Form	File No.	Number	Filing Date
10.1	Second Amendment to the Loan and Security Agreement, dated March 28, 2025, by and between Maze Therapeutics, Inc. and Banc of California.	10-K	001-42490	10.17	March 31, 2025
31.1

Certification of Chief Executive Officer (Principal Executive Officer and Principal Financial Officer) Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Filed herewith
32.1*

Certification of Chief Executive Officer (Principal Executive Officer and Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Filed herewith
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.				Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents				Filed herewith
104	Cover Page formatted as Inline XBRL and contained in Exhibit 101				Filed herewith

* This certification is deemed not filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

MAZE THERAPEUTICS, INC.

Date: May 14, 2025	By:	/s/ Jason Coloma
Jason Coloma, Ph.D.
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)