Form 10-Q
period 2025-06-30
Maze Therapeutics, Inc.
filed 2025-08-12
CIK 1842295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of August 6, 2025, the registrant had 43,850,884 shares of common stock outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Maze Therapeutics, Inc.

Condensed Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$264,541	$196,812
Prepaid expenses and other current assets	6,609	4,859
Total current assets	271,150	201,671
Property and equipment, net	6,006	6,668
Restricted cash	1,089	1,088
Operating lease right-of-use asset	21,707	23,250
Other assets	3,567	7,865
Total assets	$303,519	$240,542
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$3,666	$1,939
Accrued expenses and other current liabilities	11,516	14,102
Operating lease liabilities, current	4,718	4,632
Total current liabilities	19,900	20,673
Operating lease liabilities, net of current portion	20,291	21,996
Other liabilities, non-current	1,090	969
Total liabilities	41,281	43,638
Commitments and contingencies (Note 8)
Redeemable convertible preferred stock, $0.001 par value; no shares authorized, issued and outstanding as of June 30, 2025; 298,205,027 shares authorized and 297,205,041 shares issued and outstanding as of December 31, 2024; aggregate liquidation preference of $502,390 as of December 31, 2024	—	508,087
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 10,000,000 and no shares authorized as of June 30, 2025 and December 31, 2024, respectively; no shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value; 500,000,000 and 410,000,000 shares authorized as of June 30, 2025 and December 31, 2024, respectively; 43,850,884 and 2,446,864 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively; 10,372 shares subject to repurchase as of June 30, 2025 and December 31, 2024	44	2
Additional paid-in-capital	687,086	47,242
Accumulated deficit	(424,892)	(358,427)
Total stockholders’ equity (deficit)	262,238	(311,183)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$303,519	$240,542

See accompanying notes to these financial statements.

Maze Therapeutics, Inc.

Condensed Statements of Operations and Comprehensive (Loss) Income

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
License revenue	$—	$165,000	$—	$165,000
Operating expenses:
Research and development	28,108	19,546	55,688	41,423
General and administrative	8,366	5,899	16,187	12,036
Total operating expenses	36,474	25,445	71,875	53,459
(Loss) income from operations	(36,474)	139,555	(71,875)	111,541
Interest and other income, net	2,795	1,011	5,410	1,292
Change in fair value of convertible promissory notes	—	216	—	(4,545)
(Loss) income before income tax expense	(33,679)	140,782	(66,465)	108,288
Income tax expense	—	(1,726)	—	(1,726)
Net (loss) income and comprehensive (loss) income	$(33,679)	$139,056	$(66,465)	$106,562
Allocation of undistributed earnings to participating securities (see Note 12)	—	(124,912)	—	(95,824)
Net (loss) income attributable to common stockholders, basic (see Note 12)	$(33,679)	$14,144	$(66,465)	$10,738
Net (loss) income attributable to common stockholders, diluted (see Note 12)	$(33,679)	$13,884	$(66,465)	$10,415
Net (loss) income per share attributable to common stockholders (see Note 12):
Basic	$(0.77)	$5.92	$(1.83)	$4.54
Diluted	$(0.77)	$3.22	$(1.83)	$3.18
Weighted-average shares of common stock outstanding used to compute net (loss) income per share attributable to common stockholders (see Note 12):
Basic	43,797,421	2,389,119	36,254,828	2,362,866
Diluted	43,797,421	4,314,359	36,254,828	3,270,120

See accompanying notes to these financial statements.

Maze Therapeutics, Inc.

Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

(In thousands, except share data)

	Redeemable convertible				Additional		Total
	preferred stock		Common stock		paid-in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	deficit
Balance as of December 31, 2023	203,415,024	$383,902	2,385,212	$2	$21,836	$(395,686)	$(373,848)
Exercise of stock options	—	—	30,083	—	365	—	365
Issuance of restricted stock	—	—	10	—	—	—	—
Vesting of restricted stock and early exercised stock options	—	—	—	—	11	—	11
Stock-based compensation expense	—	—	—	—	2,310	—	2,310
Net loss and comprehensive loss	—	—	—	—	—	(32,494)	(32,494)
Balance as of March 31, 2024	203,415,024	$383,902	2,415,305	$2	$24,522	$(428,180)	$(403,656)
Exercise of stock options	—	—	8,555	—	79	—	79
Issuance of restricted stock	—	—	2	—	—	—	—
Vesting of restricted stock and early exercised stock options	—	—	—	—	6	—	6
Stock-based compensation expense	—	—	—	—	2,142	—	2,142
Net income and comprehensive income	—	—	—	—	—	139,056	139,056
Balance as of June 30, 2024	203,415,024	$383,902	2,423,862	$2	$26,749	$(289,124)	$(262,373)

	Redeemable convertible				Additional		Total
	preferred stock		Common stock		paid-in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	equity (deficit)
Balance as of December 31, 2024	297,205,041	$508,087	2,446,864	$2	$47,242	$(358,427)	$(311,183)
Issuance of common stock in connection with initial public offering, net of issuance costs of $15,402	—	—	8,750,000	9	124,589	—	124,598
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(297,205,041)	(508,087)	32,586,823	33	508,054	—	508,087
Exercise of stock options	—	—	13,479	—	126	—	126
Stock-based compensation expense	—	—	—	—	3,226	—	3,226
Net loss and comprehensive loss	—	—	—	—	—	(32,786)	(32,786)
Balance as of March 31, 2025	—	$—	43,797,166	$44	$683,237	$(391,213)	$292,068
Issuance of restricted stock	—	—	2	—	—	—	—
Issuance of common stock under the 2025 Employee Stock Purchase Plan	—	—	53,716	—	612	—	612
Stock-based compensation expense	—	—	—	—	3,237	—	3,237
Net loss and comprehensive loss	—	—	—	—	—	(33,679)	(33,679)
Balance as of June 30, 2025	—	$—	43,850,884	$44	$687,086	$(424,892)	$262,238

See accompanying notes to these financial statements.

Maze Therapeutics, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2025	2024
Operating activities
Net (loss) income	$(66,465)	$106,562
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	1,333	1,804
Stock-based compensation expense	6,463	4,452
Non-cash lease expense	1,543	1,423
Change in fair value of convertible promissory notes	—	4,545
Other items, net	21	147
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,750)	618
Other assets	18	(341)
Accounts payable	1,846	144
Accrued expenses and other liabilities	(957)	3,668
Operating lease liabilities	(1,620)	(1,411)
Net cash (used in) provided by operating activities	(59,568)	121,611
Investing activities
Purchases of property and equipment	(692)	(439)
Net cash used in investing activities	(692)	(439)
Financing activities
Proceeds from initial public offering, net of offering costs paid	127,752	—
Proceeds from exercise of stock option awards, net of repurchases	126	444
Proceeds from issuance of common stock under the 2025 Employee Stock Purchase Plan	612	—
Proceeds from issuance of convertible promissory notes, net of issuance costs	—	24,475
Payment of deferred offering costs	—	(184)
Payment of success fee derivative	(500)	—
Net cash provided by financing activities	127,990	24,735
Net increase in cash, cash equivalents, and restricted cash	67,730	145,907
Cash, cash equivalents, and restricted cash at beginning of the period	197,900	30,246
Cash, cash equivalents, and restricted cash at end of the period	$265,630	$176,153
Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment recorded in accounts payable and accrued expenses	$—	$32
Vesting of restricted stock and stock options subject to repurchase	$—	$17
Deferred offering costs recorded in accounts payable and accrued expenses	$—	$1,253
Reconciliation to cash, cash equivalents and restricted cash:
Cash and cash equivalents	$264,541	$175,065
Restricted cash	$1,089	$1,088
Total cash, cash equivalents and restricted cash	$265,630	$176,153

See accompanying notes to these financial statements.

Maze Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

1.
Organization and principal activities

Description of business

Maze Therapeutics, Inc., or the Company, is a clinical stage biopharmaceutical company harnessing the power of human genetics and variant functionalization with its Maze Compass platform to develop small molecule precision medicines for the treatment of kidney and metabolic diseases, including obesity. The Company was incorporated in Delaware in August 2017 and is located in South San Francisco, California.

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

Liquidity and capital resources

The Company has incurred significant losses and negative cash flows from operations since its inception, except for the net income and cash provided by operations during the year ended December 31, 2024, and expects to incur significant and increasing losses as a result of its continued research and development activities. As of June 30, 2025, the Company had an accumulated deficit of $424.9 million. Historically, the Company has financed its operations primarily through issuances of its equity, issuances of convertible promissory notes and license agreements. The Company may seek to raise capital through debt financings, equity financings, license agreements, or other sources of financing. There can be no assurance that such financing will be available or will be at terms acceptable to the Company.

As of June 30, 2025, the Company had cash and cash equivalents of $264.5 million. The Company believes that its cash and cash equivalents as of June 30, 2025 will be sufficient to fund the Company’s operations for at least one year from the issuance date of these unaudited condensed financial statements.

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

These unaudited condensed financial statements and notes should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 31, 2025, or the 2024 10-K. The condensed balance sheet as of December 31, 2024 was derived from the audited annual financial statements as of and for the period then ended. Certain information and footnote disclosures included in the Company’s annual financial statements have been condensed or omitted. The accompanying unaudited condensed financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature except for the impacts of adopting new accounting standards, if any, discussed below. These interim financial results are not necessarily indicative of results expected for the full fiscal year or for any subsequent interim period.

During the six months ended June 30, 2025, there were no significant changes to the Company’s significant accounting policies as described in the Company’s audited financial statements as of and for the year ended December 31, 2024, as included in the 2024 10-K.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed financial statements and accompanying notes. The Company bases its estimates on historical experience and market-specific or other relevant assumptions that it believes are reasonable under the circumstances. Assets and liabilities reported in the Company’s condensed balance sheet and expenses reported are affected by estimates and assumptions, which are used for, but are not limited to, measuring and recognizing revenue, and determining the fair value of assets and liabilities, including the Company’s convertible promissory notes, common stock valuation, income tax uncertainties, measurement of stock-based compensation expense, and certain accruals. Actual results could differ from such estimates or assumptions.

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

The CODM, in alignment with the Company’s overall corporate strategy and goals, analyzes a variety of data to guide segment resource allocation, including program and portfolio scientific data, probability of regulatory and commercial success, and the competitive environment. The CODM also reviews certain financial results included in the segment (loss) income from operations which is reported on the condensed statements of operations and comprehensive (loss) income as total (loss) income from operations. The measure of segment assets is reported on the condensed balance sheets as total assets.

As of June 30, 2025 and December 31, 2024, all of the Company’s property and equipment was maintained in the United States. No revenue was generated during the three and six months ended June 30, 2025. The Company generated revenue of $165.0 million during the three and six months ended June 30, 2024. The following table presents selected financial information with respect to the Company’s single operating segment for the three and six months ended June 30, 2025 and 2024 (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
License revenue	$—	$165,000	$—	$165,000
Research and development expenses
Personnel-related costs	10,609	8,168	20,953	16,792
Clinical trial expenses	5,074	2,387	10,750	4,924
Outside research and development services	4,403	3,186	9,324	7,461
Manufacturing expenses	2,562	951	3,749	2,234
Facilities, depreciation and other expenses	5,460	4,854	10,912	10,012
Total research and development expenses	28,108	19,546	55,688	41,423
General and administrative expenses	8,366	5,899	16,187	12,036
Segment operating expenses	36,474	25,445	71,875	53,459
Segment (loss) income from operations	(36,474)	139,555	(71,875)	111,541
Segment interest and other income, net	2,795	1,011	5,410	1,292
Change in fair value of convertible promissory notes	—	216	—	(4,545)
Segment (loss) income before income taxes	$(33,679)	$140,782	$(66,465)	$108,288

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

Cash, cash equivalents and restricted cash

The Company considers all highly liquid financial instruments with original maturities of 90 days or less at the date of purchase to be cash equivalents. As of June 30, 2025 and December 31, 2024, cash equivalents consisted of money market funds.

Restricted cash is comprised of cash that is restricted as to withdrawal or use under the terms of certain contractual agreements. Restricted cash as of June 30, 2025 and December 31, 2024 included $1.1 million as collateral for a letter of credit related to the Company’s headquarters building lease in South San Francisco, California. Restricted cash is classified as a noncurrent asset on the balance sheet. As of June 30, 2025 and December 31, 2024, restricted cash consisted of money market funds.

Deferred offering costs

The Company defers offering costs consisting of legal, accounting and other fees and costs directly associated with in-process equity financings until such financings are consummated. After consummation of the equity financing, these costs are classified in stockholders’ equity (deficit) as a reduction of the additional paid-in capital recorded as a result of the financing. If the in-process financing is abandoned, the deferred offering costs are expensed immediately as a charge to operating expenses in the condensed statements of operations and comprehensive (loss) income. As of December 31, 2024, approximately $4.3 million of deferred offering costs related to the Company’s initial public offering were recorded within other assets in the accompanying condensed balance sheets and upon completion of the Company’s initial public offering in February 2025, the deferred offering costs were recorded as a reduction to the additional paid-in capital within stockholders’ equity (deficit) recorded in the accompanying condensed balance sheets as of June 30, 2025.

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

Convertible promissory notes

From December 2023 through April 2024, the Company issued a total of $40.7 million aggregate principal amount of convertible promissory notes, which contained automatic conversion features triggered upon a qualified preferred stock financing or a qualified public offering. As permitted under Accounting Standards Codification 825, Financial Instruments, or ASC 825, the Company elected the fair value option for recognition of the convertible promissory notes. In accordance with ASC 825, the Company recorded these convertible promissory notes at fair value and remeasured the convertible promissory notes at fair value each reporting period with changes in fair value recorded in the condensed statements of operations and comprehensive (loss) income. As a result of applying the fair value option, direct costs and fees related to the convertible promissory notes were recognized in earnings as incurred and not deferred. The impact of interest expense on the convertible promissory notes is included within the changes in fair value.

The Company recorded a net gain of $0.2 million and a net loss of $4.5 million in the condensed statements of operations and comprehensive (loss) income for the three and six months ended June 30, 2024, respectively, reflecting the change in the fair value of the convertible promissory notes. In connection with the private placement of Series D convertible preferred stock the Company completed in November 2024, which was a qualified preferred stock financing pursuant to the terms of the convertible promissory notes, the outstanding convertible promissory notes automatically converted into shares of Series D-1 convertible preferred stock, and no convertible promissory notes were outstanding as of December 31, 2024. Accordingly, no change in fair value of convertible promissory notes was recorded in the condensed statements of operations and comprehensive (loss) income for the three and six months ended June 30, 2025.

Redeemable convertible preferred stock

The Company recorded convertible preferred stock at fair value on the dates of issuance, net of issuance costs. Upon the occurrence of certain events that were outside the Company’s control, including a deemed liquidation event, holders of the convertible preferred stock could cause redemption for cash. Therefore, redeemable convertible preferred stock was classified outside of stockholders’ equity (deficit) on the balance sheet as events triggering the redemption were not solely within the Company’s control. The carrying values of the redeemable convertible preferred stock were subject to adjustment to their redemption value if and when it became probable that the preferred stock would become redeemable.

Net income (loss) per share

Net income (loss) per share attributable to common stockholders is calculated using the two-class method required for companies with participating securities. The Company considered its convertible preferred stock to be participating securities as the holders were entitled to receive noncumulative dividends in the event that a dividend is paid on common stock.

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

Because the Company reported a net loss for the three and six months ended June 30, 2025, and the inclusion of the potentially dilutive securities would be antidilutive, diluted net loss per share is the same as basic net loss per share for the periods presented.

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

	Fair value measurements
	(in thousands)
	Total	Level 1	Level 2	Level 3
As of June 30, 2025
Assets
Cash equivalents	$112,316	$112,316	$—	$—
Restricted cash	1,089	1,089	—	—
Total assets measured at fair value	$113,405	$113,405	$—	$—

As of December 31, 2024
Assets
Cash equivalents	$40,777	$40,777	$—	$—
Restricted cash	1,088	1,088	—	—
Total assets measured at fair value	$41,865	$41,865	$—	$—
Liabilities
Credit line success fee derivative	$500	$—	$—	$500
Total liabilities measured at fair value	$500	$—	$—	$500

There were no transfers between Level 1, 2, or 3 during the three and six months ended June 30, 2025 and 2024.

4.
Balance sheet components

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

	As of June 30,	As of December 31,
	2025	2024
	(in thousands)
Accrued compensation expenses	$5,675	$8,083
Accrued research and development expenses	4,948	2,934
Accrued professional expenses	840	2,467
Other accrued expenses and current liabilities	53	618
Total accrued expenses and other current liabilities	$11,516	$14,102

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

Common stockholders are entitled to dividends if and when declared by the board of directors of the Company, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. The holder of each share of common stock is entitled to one vote. As of June 30, 2025 and December 31, 2024, no dividends were declared.

Common stock reserved for future issuance, on an as-converted basis, consisted of the following:

	As of June 30,	As of December 31,
	2025	2024
Series A redeemable convertible preferred stock	—	10,889,434
Series B redeemable convertible preferred stock	—	6,971,192
Series C redeemable convertible preferred stock	—	4,997,963
Series D redeemable convertible preferred stock	—	5,641,987
Series D-1 redeemable convertible preferred stock	—	4,086,247
Shares reserved under 2025 Equity Incentive Plan and 2019 Equity Incentive Plan	6,048,074	831,177
Stock options, issued and outstanding	5,347,639	5,278,735
Shares reserved under 2025 Employee Stock Purchase Plan	396,284	—
Total	11,791,997	38,696,735

Redeemable convertible preferred stock

Immediately prior to the closing of the initial public offering in February 2025, the Company’s outstanding redeemable convertible preferred stock automatically converted into 32,586,823 shares of common stock. No shares of convertible preferred stock were authorized, issued and outstanding at June 30, 2025.

6.
Equity incentive plan and stock-based compensation expense

2025 Equity Incentive Plan

The Company’s board of directors and stockholders approved the 2025 Equity Incentive Plan, or 2025 Plan, which became effective on January 29, 2025. The 2025 Plan replaced the 2019 Equity Incentive Plan, or 2019 Plan, and upon its effectiveness, the Company ceased granting awards under the 2019 Plan. The 2025 Plan allows the Company to make equity-based and cash-based incentive awards to its officers, employees, directors and consultants. The Company initially reserved 5,300,000 shares of its common stock under the 2025 Plan plus those shares of common stock previously reserved but unissued under the 2019 Plan. Any outstanding awards granted under the 2019 Plan will remain subject to the terms of the 2019 Plan and applicable award agreements. As of June 30, 2025, there were an aggregated 5,347,639 options outstanding under the 2019 Plan and 2025 Plan.

2025 Employee Stock Purchase Plan

The Company’s board of directors and stockholders approved the 2025 Employee Stock Purchase Plan, or 2025 ESPP, which became effective on January 30, 2025. The number of shares initially available for issuance pursuant to the 2025 ESPP was 450,000 shares. During the three and six months ended June 30, 2025, 53,716 shares were issued under the 2025 ESPP.

Stock-based compensation expense

The following table summarizes the components of stock-based compensation expense recognized in the Company’s condensed statements of operations and comprehensive (loss) income during the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Research and development	$1,998	$1,195	$3,856	$2,675
General and administrative	1,239	947	2,607	1,777
Total stock-based compensation expense	$3,237	$2,142	$6,463	$4,452

As of June 30, 2025, there was $24.8 million of total unrecognized compensation cost related to unvested options and restricted stock awards for which the cost is expected to be recognized over a weighted-average period of 2.80 years. As of June 30, 2025, there was $1.6 million unrecognized share-based compensation cost related to the 2025 ESPP, which is expected to be recognized over a weighted-average period of 1.35 years.

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

The Company assessed the Trace License Agreement in accordance with ASC 606 and concluded that it was a contract with a customer. The Company determined that there is one performance obligation relating to the license to the UNC13A discovery program, including the underlying know-how and certain related materials, and that the transaction price consisted of the $15.0 million non-refundable upfront cash payment. The potential future development and regulatory milestones represent variable consideration and were constrained, as it was concluded that it was not probable that a significant reversal in cumulative revenue recognized will not occur and therefore not included in the transaction price as of June 30, 2025. Potential sales milestones and royalties on net product sales will be recognized in the same period that the underlying net product sales occur as they were determined to relate to the license. The $15.0 million transaction price was recorded as license revenue in the condensed statements of operations and comprehensive (loss) income during the second quarter of 2024, at the point in time when control of the license and related know-how was transferred to Trace.

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

The Company assessed the Shionogi License Agreement in accordance with ASC 606 and concluded that it was a contract with a customer. The Company determined that there is one performance obligation relating to the license to the MZE001 program, including the underlying know-how and certain related materials, and that the transaction price consisted of the $150.0 million non-refundable upfront cash payment. The potential clinical and regulatory milestones represent variable consideration and were constrained as it was concluded that it was not probable that a significant reversal in cumulative revenue recognized will not occur and therefore not included in the transaction price as of June 30, 2025. Potential sales milestones and royalties on net product sales will be recognized in the same period that the underlying net product sales occur as they were determined to relate to the license. The $150.0 million transaction price was recorded as license revenue in the condensed statements of operations and comprehensive (loss) income during the second quarter of 2024, at the point in time when control of the license and related know-how and materials was transferred to Shionogi.

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

The Company assessed the Neurocrine License Agreement in accordance with ASC 606 and concluded that it was a contract with a customer. The Company determined that there is one performance obligation relating to the license to the ATXN2 discovery program, including the underlying know-how and certain related materials, and that the transaction price consisted of the $2.5 million upfront cash payment. The potential research and development milestones represent variable consideration and were constrained as it was concluded that it was not probable that a significant reversal in cumulative revenue recognized will not occur and therefore not included in the transaction price as of June 30, 2025. Potential sales milestones and royalties on net product sales will be recognized in the same period that the underlying net product sales occur as they were determined to relate to the license. The $2.5 million transaction price was recorded as license revenue in the condensed statements of operations and comprehensive (loss) income during the third quarter of 2024, at the point in time when control of the license and the related know-how and materials was transferred to Neurocrine.

8.
Commitments and contingencies

Legal proceedings

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and that such expenditures can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. No contingent liabilities have been recorded as of June 30, 2025 and December 31, 2024.

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

9.
Loan and security agreement

In March 2025, the Company entered into an amendment to the loan and security agreement dated June 2022, that provides for a one-year extension of the $50.0 million revolving line of credit maturity date to June 2026. The revolving line of credit is secured by substantially all of the Company’s assets, except for its intellectual property. The Company has not elected to draw down any funds from this debt facility as of June 30, 2025. Advances under the revolving line may be prepaid and reborrowed by the Company without penalty. The Company has the option to convert the aggregate principal amount of advances under the line of credit, if any, into a term loan upon maturity of the revolving line of credit. Advances under the line of credit accrue interest at a variable annum rate of the greater of (i) 0.75% above the prime rate and (ii) 4.50%. The prime rate is defined as the variable rate of interest, per annum, most recently announced by the bank, as its “prime rate,” whether or not such announced rate is the lowest rate available from the bank.

Under the loan and security agreement, the Company was required to pay the bank a success fee of up to $2.0 million depending on if the Company closed a sale of substantially all of its assets, consummated a reorganization where the voting stockholders before such transaction held less than 50% of the voting securities after such transaction, or completed the sale of the Company’s securities in connection with an initial public offering, reverse merger or other similar transaction wherein the Company’s securities were thereafter traded in a public market. This success fee was deemed to be a freestanding derivative instrument that was bifurcated from the line-of-credit instrument and was initially and subsequently measured at fair value each reporting period. The fair value of this success fee derivative was estimated utilizing a probability-weighted cash flow approach, including variables for the timing of the related events and other probability estimates, which were deemed to be Level 3 inputs in the fair value hierarchy. The fair value of this success fee derivative was approximately $0.5 million as of December 31, 2024 and was recorded in accrued expenses and other current liabilities on the condensed balance sheets. In February 2025, the Company paid a success fee of $0.5 million pursuant to the terms of the loan and security agreement, upon the completion of the Company’s initial public offering. No change in fair value of the derivative was recorded for the three and six months ended June 30, 2025. The change in fair value of the derivative of approximately $0.1 million for the three and six months ended June 30, 2024 was recorded in interest and other income, net in the condensed statements of operations and comprehensive (loss) income. Total issuance costs and the debt discount arising from the success fee amounted to $0.3 million and were recorded in other assets, which are amortized as interest expense over the commitment period. The debt discount was fully amortized as of June 30, 2025.

10.
Related party transactions

The Company has paid fees to its founders and certain board members in exchange for consulting services. During the three and six months ended June 30, 2025 and 2024, the Company recorded an immaterial amount of such fees in each of research and development expenses and general and administrative expenses in the condensed statements of operations and comprehensive (loss) income.

11.
Income taxes

The Company’s provision for income taxes is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items, if any. For the three and six months ended June 30, 2024, the Company recorded an income tax provision of $1.7 million. No income tax provision was recorded for the three and six months ended June 30, 2025. The decrease in income tax expense for the three and six months ended June 30, 2025 as compared to the same periods in 2024 was primarily driven by the recognition of revenue from the Company’s license agreements as discussed in Note 7 on License agreements, resulting in taxable income to the Company.

Based on available objective evidence as of June 30, 2025 and December 31, 2024, the Company believes it is more likely than not that its net deferred tax assets may not be realized. The primary difference between the effective tax rate and the statutory tax rate relates to the Company’s change in valuation allowance against deferred taxes.

12.
Net (loss) income per share

The following table sets forth the computation of basic and diluted net (loss) income per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Basic (loss) income per share:
Numerator:
Net (loss) income	$(33,679)	$139,056	$(66,465)	$106,562
Allocation of undistributed earnings to participating securities	—	(124,912)	—	(95,824)
Net (loss) income attributable to common stockholders, basic	$(33,679)	$14,144	$(66,465)	$10,738
Denominator:
Weighted-average shares of common stock outstanding	43,807,793	2,419,855	36,265,200	2,404,737
Less: weighted-average shares of common stock subject to repurchase	(10,372)	(30,736)	(10,372)	(41,871)
Weighted-average shares of common stock outstanding used in the calculation of (loss) income per share attributable to common stockholders, basic	43,797,421	2,389,119	36,254,828	2,362,866
Net (loss) income per share attributable to common stockholders, basic	$(0.77)	$5.92	$(1.83)	$4.54
Diluted (loss) income per share:
Numerator:
Net (loss) income attributable to common stockholders, basic	$(33,679)	$14,144	$(66,465)	$10,738
After tax effect of assumed conversion of convertible notes	—	(260)	—	(323)
Net (loss) income attributable to common stockholders, diluted	$(33,679)	$13,884	$(66,465)	$10,415
Denominator:
Weighted-average shares of common stock outstanding, basic	43,797,421	2,389,119	36,254,828	2,362,866
Weighted-average dilutive effect of convertible promissory notes	—	1,443,821	—	573,195
Weighted-average dilutive effect of equity awards	—	481,419	—	334,059
Weighted-average shares of common stock outstanding, diluted	43,797,421	4,314,359	36,254,828	3,270,120
Net (loss) income per share attributable to common stockholders, diluted	$(0.77)	$3.22	$(1.83)	$3.18

The potential shares of common stock that were excluded from the computation of diluted net (loss) income per share attributable to common stockholders for the periods presented because including them would have been antidilutive are as follows:

	Six Months Ended June 30,
	2025	2024
Shares subject to outstanding stock options	5,347,639	2,117,320
Unvested restricted stock subject to repurchase	10,372	15,558
Unvested exercised options subject to repurchase	—	13,353
Convertible promissory notes	—	868,322
Total	5,358,011	3,014,553

The antidilutive potential common stock table above includes instruments for convertible notes and equity awards that are different tranches and are excluded from the amounts included in the table computing diluted net income (loss) per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a clinical-stage biopharmaceutical company harnessing the power of human genetics to develop novel, small molecule precision medicines for patients living with kidney and metabolic diseases, including obesity. We are advancing a pipeline using our Compass platform, which allows us to identify and characterize genetic variants in disease and then link those variants to the biological pathways that drive disease in specific patient groups through a process we refer to as variant functionalization. Our Compass platform has been purpose-built to inform all phases of our drug discovery and development process through clinical trial design. We are currently advancing two wholly owned lead programs, MZE829 and MZE782, each of which represents a novel precision medicine-based approach. Our goal is to bring novel precision medicines to patients with kidney and metabolic diseases, which is where we believe we can maximize our impact on human health.

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

We have incurred significant losses and negative cash flows from operations since our inception, except for the net income and cash provided by operations due to license revenue recognized during the year ended December 31, 2024, and we expect to incur significant and increasing losses as a result of our continued research and development activities. During the three and six months ended June 30, 2025, we incurred net losses of $33.7 million and $66.5 million, respectively. During the three and six months ended June 30, 2024, we incurred net income of $139.1 million and $106.6 million, respectively. As of June 30, 2025, we had an accumulated deficit of $424.9 million and do not expect positive cash flows from operations in the foreseeable future. We expect to continue incurring significant expenses and increasing losses for the foreseeable future. Our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities, as well as upon revenue from our license agreements. We expect our research and development expenses to significantly increase in connection with the conduct of planned clinical trials for our lead programs, MZE829 and MZE782, further development of our Compass platform, planned preclinical studies, and potential Investigational New Drug Applications, or INDs, and clinical trials for future therapeutic candidates. We will also incur substantial additional expenses as we seek to expand our intellectual property portfolio, including through potential in-licensing opportunities, and hire additional personnel as we scale up our operations. In addition, we expect to incur additional costs associated with operating as a public company.

As of June 30, 2025, we had cash and cash equivalents of $264.5 million. Since our inception, we have financed our operations primarily through issuances of our equity, license agreements with biotechnology companies and issuances of convertible promissory notes. In February 2025, we completed our initial public offering, pursuant to which we issued and sold an aggregate of 8,750,000 shares of our common stock at an initial public offering price of $16.00 per share, resulting in gross proceeds of $140.0 million.

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

We selectively pursue strategic collaborations related to the development of certain targets, therapeutic programs, or disease areas where we believe third-party expertise or resources could be beneficial. In 2020, we formed a spin-out company, Broadwing Bio LLC, or Broadwing, with Alloy Therapeutics, Inc., or Alloy, to develop therapeutic antibody therapies for ANGPTL7 and another undisclosed target in ophthalmic diseases, informed by our Compass platform. As of June 30, 2025, we owned approximately 48% of the outstanding equity of Broadwing, and we expect our ownership to be significantly diluted upon the conversion of outstanding convertible notes issued by Broadwing. We retain certain opt-in rights to jointly develop and commercialize certain therapeutic candidates developed through Broadwing with Alloy. We are not involved in the development of Broadwing’s therapeutic candidate.

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

The License Agreement will expire on a Licensed-Product by Licensed-Product and country-by-country basis upon the expiration of the royalty term for such Licensed Product, which will be the latest of the date when there are no remaining valid claims covering the applicable Licensed Product, the expiration of regulatory exclusivity for the applicable Licensed Product, or 11 years after the first commercial sale of the applicable Licensed Product, subject to earlier termination by the parties. As of June 30, 2025, we estimate that the last patent right for the only currently issued patent licensed under the License Agreement will expire in 2042, without giving effect to any potential patent term extensions, patent term adjustments, or future patents that may or may not issue with respect to the Licensed Products. Upon expiration of the License Agreement, the licenses granted to Shionogi will become fully paid-up, perpetual, irrevocable and royalty-free. Shionogi may terminate the License Agreement for convenience following a notice period and either party may terminate the License Agreement for bankruptcy or an uncured material breach. Upon termination of the License Agreement by Shionogi for convenience or by us for Shionogi’s bankruptcy or uncured material breach, Shionogi will grant us a non-exclusive, worldwide license under certain patent rights and know-how controlled by Shionogi as of the effective date of termination, solely as necessary to research, develop, manufacture and commercialize the Licensed Products in any field, and Shionogi will assign to us all regulatory materials and regulatory approvals relating to the Licensed Products. In consideration for these reversion rights, we would be required to pay to Shionogi reversion royalties on any sales of the Licensed Products determined based on the stage of clinical development of the applicable Licensed Product at the time of termination, ranging from percentages in the low-to-mid single digits if termination occurs on or after the achievement of certain Phase 2 clinical trial milestones and high single digit to mid-teens if termination occurs on or after the achievement of certain Phase 3 clinical milestones. Our obligation to pay these reversion royalties would expire on a Licensed-Product by Licensed-Product and country-by-country basis upon the latest of the date when there are no remaining valid claims covering the applicable Licensed Product, the expiration of regulatory exclusivity for the applicable Licensed Product, or ten years after the first commercial sale of the applicable Licensed Product.

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

Change in fair value of convertible promissory notes

From December 2023 through April 2024, we issued a total of $40.7 million aggregate principal amount of convertible promissory notes, which contained automatic conversion features triggered upon a qualified preferred stock financing or a qualified public offering. We elected to apply the fair value option, as per Accounting Standards Codification, or ASC, Section 825-10, to the outstanding convertible promissory notes issued. As such, the convertible promissory notes were recognized at fair value with changes in fair value recognized in the condensed statements of operations and comprehensive (loss) income. We recorded a net gain of $0.2 million and a net loss of $4.5 million in the condensed statements of operations and comprehensive (loss) income for the three and six months ended June 30, 2024, respectively, reflecting the change in the fair value of the convertible promissory notes. The impact of interest expense on the convertible promissory notes is included within the changes in fair value. In connection with the private placement of our Series D convertible preferred stock, or Series D Preferred Stock, in November 2024, which was a qualified preferred stock financing pursuant to the terms of the convertible promissory notes, the outstanding convertible promissory notes automatically converted into 39,395,572 shares of Series D-1 convertible preferred stock, or Series D-1 Preferred Stock, at a conversion price of $1.10336 per share. No convertible promissory notes were outstanding as of December 31, 2024. Accordingly, no change in fair value of convertible promissory notes was recorded in the condensed statements of operations and comprehensive (loss) income for the three and six months ended June 30, 2025.

Income tax expense

We are subject to corporate United States federal and state income taxation. We account for income taxes using the asset and liability method and recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns subject to a determinable valuation allowance. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

In evaluating the ability to recover our deferred income tax assets, we consider all available positive and negative evidence, including our operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. In the event we determine that we would be able to realize our deferred income tax assets in the future in excess of our net recorded amount, we would make an adjustment to the valuation allowance that would reduce the provision for income taxes. Conversely, in the event that all or part of the net deferred tax assets are determined not to be realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period when such determination is made.

We recognize uncertain income tax positions at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Changes in recognition or measurement are reflected in the period in which judgment occurs. Our policy is to recognize interest and penalties related to the underpayment of income taxes as a component of the provision for income tax.

Results of operations

Comparisons of the three and six months ended June 30, 2025 and 2024

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
	(in thousands)			(in thousands)
License revenue	$—	$165,000	$(165,000)	$—	$165,000	$(165,000)
Operating expenses:
Research and development	28,108	19,546	8,562	55,688	41,423	14,265
General and administrative	8,366	5,899	2,467	16,187	12,036	4,151
Total operating expenses	36,474	25,445	11,029	71,875	53,459	18,416
(Loss) income from operations	(36,474)	139,555	(176,029)	(71,875)	111,541	(183,416)
Interest and other income, net	2,795	1,011	1,784	5,410	1,292	4,118
Change in fair value of convertible promissory notes	—	216	(216)	—	(4,545)	4,545
(Loss) income before income tax expense	$(33,679)	$140,782	$(174,461)	$(66,465)	$108,288	$(174,753)
Income tax expense	—	(1,726)	1,726	—	(1,726)	1,726
Net (loss) income and comprehensive (loss) income	$(33,679)	$139,056	$(172,735)	$(66,465)	$106,562	$(173,027)

License revenue

We recognized no license revenue for the three and six months ended June 30, 2025. We recognized a total of $165.0 million of license revenue for the three and six months ended June 30, 2024. License revenue recognized in 2024 primarily related to the License Agreement with Shionogi, wherein we received an upfront payment of $150.0 million in exchange for the transfer of the license, know-how, and materials related to the research, development, manufacture and commercialization of MZE001 and certain other small molecule compounds modulating glycogen synthase 1. License revenue recognized in 2024 also included amounts related to the exclusive license agreement with Trace Neuroscience, Inc., or Trace, wherein we received an upfront payment of $15.0 million in exchange for the transfer of the license, know-how, and materials related to the research, development, manufacture and commercialization of a discovery research program targeting UNC13A for the treatment of amyotrophic lateral sclerosis, or ALS.

Research and development expenses

Research and development expenses were $28.1 million and $19.5 million for the three months ended June 30, 2025 and 2024, respectively. The increase of $8.6 million between the comparative three month periods was primarily due to an increase of $2.7 million in clinical trial expenses and $1.6 million in manufacturing expenses based on the progression of our Phase 2 clinical trial for MZE829 that was initiated in November 2024 and our Phase 1 clinical trial for MZE782 that was initiated in September 2024. The increase also reflects higher personnel-related costs of $2.4 million due to an increase in headcount and higher costs for outside research and development services of $1.2 million for our early research programs.

Research and development expenses were $55.7 million and $41.4 million for the six months ended June 30, 2025 and 2024, respectively. The increase of $14.3 million between the comparative six month periods was primarily due to an increase of $5.8 million in clinical trial expenses and $1.5 million in manufacturing expenses based on the progression of our Phase 2 clinical trial for MZE829 and our Phase 1 clinical trial for MZE782. The increase also reflects higher personnel-related costs of $4.2 million due to an increase in headcount and higher costs for outside research and development services of $1.9 million for our early research programs.

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
	(in thousands)			(in thousands)
Personnel-related costs	$10,609	$8,168	$2,441	$20,953	$16,792	$4,161
Clinical trial expenses	5,074	2,387	2,687	10,750	4,924	5,826
Outside research and development services	4,403	3,186	1,217	9,324	7,461	1,863
Manufacturing expenses	2,562	951	1,611	3,749	2,234	1,515
Facilities, depreciation and other expenses	5,460	4,854	606	10,912	10,012	900
Total research and development expenses	$28,108	$19,546	$8,562	$55,688	$41,423	$14,265

General and administrative expenses

General and administrative expenses were $8.4 million and $5.9 million for the three months ended June 30, 2025 and 2024, respectively. The increase of $2.5 million between the comparative three month periods was primarily due to an increase of $1.2 million in personnel-related costs due to an increase in headcount and higher costs for professional service fees of $0.8 million.

General and administrative expenses were $16.2 million and $12.0 million for the six months ended June 30, 2025 and 2024, respectively. The increase of $4.2 million between the comparative six month periods was primarily due to an increase of $2.6 million in personnel-related costs due to an increase in headcount and higher costs for professional service fees of $0.6 million.

Interest and other income, net

Interest and other income, net was $2.8 million and $5.4 million for the three and six months ended June 30, 2025, respectively. Interest and other income, net was $1.0 million and $1.3 million for the three and six months ended June 30, 2024, respectively. The increase of $1.8 million and $4.1 million between the comparative three and six months periods, respectively, primarily reflects an increase in interest income as a result of higher cash and cash equivalent balances held during the three and six months ended June 30, 2025 from the proceeds received from the private placement of our Series D Preferred Stock completed in November 2024 and initial public offering completed in February 2025.

Change in fair value of convertible promissory notes

The convertible promissory notes issued from December 2023 through April 2024 contained automatic conversion features that triggered upon a qualified preferred stock financing or a qualified public offering. We elected to apply the fair value option to the convertible promissory notes issued. As such, the convertible promissory notes were recorded at fair value at each reporting period with changes in fair value recognized in the condensed statements of operations and comprehensive (loss) income. The change in fair value of the convertible promissory notes resulted in a net gain of $0.2 million and a net loss of $4.5 million for the three and six months ended June 30, 2024. The convertible promissory notes converted into Series D-1 Preferred Stock in November 2024 in connection with the private placement of our Series D Preferred Stock, which was a qualified preferred stock financing pursuant to the terms of the convertible promissory notes. No convertible promissory notes were outstanding as of December 31, 2024. Accordingly, no change in fair value of convertible promissory notes was recorded in the condensed statements of operations and comprehensive (loss) income for the three and six months ended June 30, 2025.

Income tax expense

Income tax expense was zero for the three and six months ended June 30, 2025 compared to $1.7 million for the three and six months ended June 30, 2024. The decrease between the comparative three and six months periods was due to the net income generated during the three and six months ended June 30, 2024, as a result of the recognition of license revenue under our license agreements with Shionogi and Trace, as compared to the net loss incurred during the three and six months ended June 30, 2025.

Liquidity and capital resources

Liquidity

Since our inception, we have not generated any revenue from product sales and we do not expect to generate any revenue from commercial sales for the foreseeable future, if at all. We have incurred significant operating losses and negative cash flows from operations. We anticipate that we will continue to incur net losses for the foreseeable future. To date, we have financed our operations primarily through private placements of redeemable convertible preferred stock, one-time, nonrefundable upfront payments made to us in connection with our entry into license agreements, private placements of convertible promissory notes, and most recently, through an initial public offering of our common stock. As of June 30, 2025, we had cash and cash equivalents of $264.5 million and an accumulated deficit of $424.9 million.

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

We have entered into consortium agreements with the University of Helsinki and Queen Mary University to access genomic information from patient samples and genetic and paired clinical data. As of June 30, 2025, we are obligated to pay $4.9 million under these agreements through the year ended December 31, 2027.

We enter into contracts in the normal course of business with third-party contract organizations for preclinical trials, non-clinical trials and testing, and other services and products for operating purposes. These contracts generally provide for termination following a certain period after notice.

Cash flows

Comparisons of the six months ended June 30, 2025 and 2024

The following table sets forth the primary sources and uses of cash, cash equivalents, and restricted cash for the periods presented below:

	Six Months Ended June 30,
	2025	2024	Change
	(in thousands)
Net cash (used in) provided by operating activities	$(59,568)	$121,611	$(181,179)
Net cash used in investing activities	(692)	(439)	(253)
Net cash provided by financing activities	127,990	24,735	103,255
Net increase in cash, cash equivalents and restricted cash	$67,730	$145,907	$(78,177)

Net cash (used in) provided by operating activities

Net cash used in operating activities was $59.6 million for the six months ended June 30, 2025 and net cash provided by operating activities was $121.6 million for the six months ended June 30, 2024. The net cash used in operating activities for the six months ended June 30, 2025 was primarily due to our net loss of $66.5 million combined with a net change in our operating assets and liabilities of $2.5 million, offset by $9.4 million in non-cash charges such as depreciation, stock-based compensation and lease expense. The net cash provided by operating activities for the six months ended June 30, 2024 was primarily due to our net income of $106.6 million combined with a net change in our operating assets and liabilities of $2.7 million and $12.4 million in non-cash charges such as depreciation, stock-based compensation, lease expense and the change in fair value of the convertible promissory notes.

Net cash used in investing activities

Net cash used in investing activities was $0.7 million and $0.4 million for the six months ended June 30, 2025 and 2024, respectively, which related to the purchase of property and equipment.

Net cash provided by financing activities

For the six months ended June 30, 2025, net cash provided by financing activities was $128.0 million, which consisted of net proceeds of $127.8 million from the issuance of common stock pursuant to our initial public offering, $0.6 million from the issuance of common stock under the 2025 Employee Stock Purchase Plan and $0.1 million from the exercise of stock option awards, net of repurchases, partially offset by the payment of $0.5 million for the success fee under the loan and security agreement. For the six months ended June 30, 2024, net cash provided by financing activities was $24.7 million, which consisted of net proceeds from the issuance of convertible promissory notes of $24.5 million and $0.4 million from the exercise of stock option awards, net of repurchases, partially offset by the payment of $0.2 million for deferred offering costs related to our initial public offering.

Critical accounting policies, significant judgments and use of estimates

Our significant accounting policies are described in detail in the notes to our condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q. We described the accounting policies that we believe involve a significant level of estimation and uncertainty, which could have a material impact on our financial condition or results of operations and are therefore deemed critical accounting policies, in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March, 31, 2025. There have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2025.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2025, our management, including the Chief Executive Officer, who is our principal executive and principal financial officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in U.S. Securities and Exchange Commission, or the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer concluded that, as of June 30, 2025, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d)and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Investment in drug development is a highly speculative undertaking and involves a substantial degree of risk. We are a clinical-stage biopharmaceutical company with a limited operating history. Our lead programs are still in early clinical and preclinical development, and we are subject to the risks of failure inherent in the development of therapeutic candidates based on novel technologies. We have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biotechnology industry. Furthermore, we do not expect to generate any product revenue from commercial sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of clinical trials, preclinical studies, research and development, and the regulatory approval process of our therapeutic candidates. For the six months ended June 30, 2025 and 2024, we incurred a net loss of $66.5 million and net income of $106.6 million, respectively. As of June 30, 2025, we had an accumulated deficit of $424.9 million. We expect to continue to incur significant research and development and other expenses related to our ongoing operations.

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

As of June 30, 2025, our cash and cash equivalents were $264.5 million. Based on our current operating plan, we believe our existing cash and cash equivalents as of June 30, 2025 will enable us to fund our operating expenses and capital expenditure requirements for at least one year from the date of this Quarterly Report on Form 10-Q. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Changes beyond our control may occur that would cause us to use our available capital before that time, including changes in and progress of our development activities and changes in regulation. Our future capital requirements will depend on many factors, including, but not limited to:

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

We have limited experience designing and implementing clinical trials. We initiated a Phase 2 trial of MZE829, our most advanced lead program, in November 2024, dosed our first patient in February 2025 and expect to report initial proof of concept data in the first quarter of 2026. We initiated a Phase 1 clinical trial of MZE782 in September 2024 and expect to report initial proof of concept data in phenylketonuria, or PKU, and chronic kidney disease, or CKD, in the third quarter of 2025. Failure to design any one of our clinical trials adequately, or incorrect assumptions about the design of the trial, could adversely affect the ability to initiate the trial, enroll patients, complete the trial, or use the clinical trial’s results to support an application for regulatory approval, as well as lead to increased or unexpected costs.

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

We may experience difficulties in patient enrollment in our clinical trials for a variety of external reasons beyond our control, including supply chain disruptions, staffing shortages and other business and economic disruptions resulting from geopolitical actions, including war and terrorism, natural disasters, including earthquakes, typhoons, floods and fires, as well as other disruptions resulting from the impact of public health factors, including pandemics or other health crises, business disruptions of our strategic partners, third-party manufacturers, suppliers and other third parties upon which we rely. Our therapeutic candidates are developed using a precision medicine approach intended to identify specific genetic targets amenable to therapeutic intervention in kidney and metabolic diseases. As a result, the potential population of patients eligible for enrollment in our clinical trials will be smaller than the population eligible for enrollment in trials targeting the entire population with the disease, and it may be difficult to identify and enroll adequate numbers of patients in our trials. For example, our therapeutic candidate MZE829 is targeted to treat kidney disease associated with genetic variations in the APOL1 gene, which are most prevalent in people of West African ancestry, including many who identify as Black, African American, Afro-Caribbean and Latina/Latino, which narrows the patient population eligible for enrollment in these trials.

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

Our two lead programs are intended to treat CKD, which is a progressive condition associated with severe and often life-threatening co-morbidities. Clinical trials that involve patients with significant co-morbidities are associated with increased risks as such participants may be particularly susceptible to safety and toxicity risks. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff, as safety and toxicity monitoring may be complicated and difficult to manage, which could result in patient death or other significant issues. Additionally, it can be difficult to determine if the serious adverse or unexpected side effects were caused by our therapeutic candidate or another factor, especially in subjects who may suffer from other medical conditions and take other medications.

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

Our Compass platform has identified, and may identify in the future, genetic targets and therapeutic candidates outside of our core area of focus in kidney and metabolic diseases. Our business strategy includes seeking strategic collaborations to advance these targets. For example, in 2024, we granted exclusive licenses to advance two programs related to targets we were pursuing in amyotrophic lateral sclerosis, or ALS— ATXN2 and UNC13A—to other biotechnology companies, as well as an exclusive license with a pharmaceutical partner, Shionogi & Co., Ltd., or Shionogi, to advance our first clinical stage therapeutic candidate, MZE001.

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

Several healthcare reform initiatives culminated in the enactment of the Inflation Reduction Act in August 2022, which allows, among other things, the Department of Health and Human Services, or HHS, to negotiate the selling price of a statutorily specified number of drugs and biologics each year that the Centers for Medicare & Medicaid Services, or CMS, reimburses under Medicare Part B and Part D. The negotiated price may not exceed a statutory ceiling price. Only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for single-source biologics) can qualify for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, the first year in which negotiated prices become effective, CMS selected 10 high-cost Medicare Part D drugs in 2023, negotiations began in 2024, and the negotiated maximum fair price for each drug has been announced. CMS has selected 15 additional Medicare Part D drugs for negotiated maximum fair pricing in 2027. For 2028, up to an additional 15 drugs, which may be covered under either Medicare Part B or Part D, will be selected, and for 2029 and subsequent years, up to 20 additional Part B or Part D drugs will be selected. A drug or biological product that has an orphan drug designation for only one rare disease or condition will be excluded from the Inflation Reduction Act’s price negotiation requirements, but loses that exclusion if it has designations for more than one rare disease or condition, or if is approved for an indication that is not within that single designated rare disease or condition, unless such additional designation or such disqualifying approvals are withdrawn by the time CMS evaluates the drug for selection for negotiation. The Inflation Reduction Act also imposes rebates on Medicare Part B and Part D drugs whose prices have increased at a rate greater than the rate of inflation. In addition, the law eliminates the “donut hole” under Medicare Part D beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and establishing a new manufacturer discount program, which requires manufacturers, in order for their drugs to be covered by Medicare Part D, to provide statutorily defined discounts on their brand (NDA) drugs dispensed to Part D enrollees. The Inflation Reduction Act also extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The Inflation Reduction Act permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the Inflation Reduction Act may be subject to various penalties, some significant, including civil monetary penalties. These provisions are taking effect progressively starting in 2023, although they may be subject to legal challenges. For example, the provisions related to the negotiation of selling prices of high-expenditure single-source drugs and biologics have been challenged in multiple lawsuits. Thus, it is unclear how the Inflation Reduction Act will be implemented but it will likely have a significant impact on the pharmaceutical industry and the pricing of our products and therapeutic candidates. The One Big Beautiful Bill Act, or OBBBA, which was recently signed into law, reduces funding to federal healthcare programs and imposes additional requirements to be eligible for healthcare, which may result in decreased access to healthcare, particularly for Medicaid programs. The adoption of restrictive price controls in new jurisdictions, more restrictive controls in existing jurisdictions or the failure to obtain or maintain timely or adequate pricing could also adversely impact revenue. We expect pricing pressures will continue globally.

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

Failure to comply with laws governing international business practices may result in substantial civil and criminal penalties and suspension or debarment from government contracting. The Securities and Exchange Commission, or the SEC, also may suspend or bar issuers from trading securities on U.S. exchanges for violations of the FCPA accounting provisions.

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

While there are currently no approved therapies for APOL1-mediated kidney disease, or AMKD, we are aware of companies advancing therapeutic candidates in clinical trials that target APOL1.

Our second most advanced lead program, MZE782, is a small molecule targeting SLC6A19, a novel target in CKD and PKU. While there are no currently approved therapies directly modulating SLC6A19, we may face competition from other companies pursuing programs targeting SLC6A19 or alternative approaches for kidney and metabolic indications.

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

New income, sales, use or other tax laws, statutes, rules, or regulations could be enacted at any time, which may adversely affect our business, financial condition, results of operations and prospects. Further, existing tax laws, statutes, rules, or regulations could be interpreted, changed, modified or applied adversely to us. Future changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense. For example, for our 2022 to 2024 tax years, applicable law requires taxpayers to capitalize and amortize certain research and development expenditures over five years if incurred in the United States and fifteen years if incurred in foreign jurisdictions, rather than deducting them concurrently. Beginning with our 2025 tax year, tax legislation has restored immediate deductibility of domestic expenditures, while foreign expenditures will continue to be capitalized and amortized over a 15-year period.

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

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months end June 30, 2025, none of our directors and/or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” in each case as defined in Item 408 of Regulation S-K.

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

MAZE THERAPEUTICS, INC.

Date: August 12, 2025	By:	/s/ Jason Coloma
Jason Coloma, Ph.D.
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)