Form 10-Q
period 2025-09-30
Maze Therapeutics, Inc.
filed 2025-11-06
CIK 1842295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of November 3, 2025, the registrant had 48,119,444 shares of common stock outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Maze Therapeutics, Inc.

Condensed Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$316,773	$196,812
Marketable securities	67,162	—
Prepaid expenses and other current assets	7,367	4,859
Total current assets	391,302	201,671
Property and equipment, net	5,538	6,668
Restricted cash	1,089	1,088
Operating lease right-of-use asset	20,920	23,250
Other assets	3,209	7,865
Total assets	$422,058	$240,542
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$2,918	$1,939
Accrued expenses and other current liabilities	14,430	14,102
Operating lease liabilities, current	4,764	4,632
Total current liabilities	22,112	20,673
Operating lease liabilities, net of current portion	19,419	21,996
Other liabilities, non-current	1,091	969
Total liabilities	42,622	43,638
Commitments and contingencies (Note 9)
Redeemable convertible preferred stock, $0.001 par value; no shares authorized, issued and outstanding as of September 30, 2025; 298,205,027 shares authorized and 297,205,041 shares issued and outstanding as of December 31, 2024; aggregate liquidation preference of $502,390 as of December 31, 2024	—	508,087
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 10,000,000 and no shares authorized as of September 30, 2025 and December 31, 2024, respectively; no shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value; 500,000,000 and 410,000,000 shares authorized as of September 30, 2025 and December 31, 2024, respectively; 48,076,885 and 2,446,864 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively; 10,372 shares subject to repurchase as of September 30, 2025 and December 31, 2024	48	2
Additional paid-in-capital	834,298	47,242
Accumulated other comprehensive income	69	—
Accumulated deficit	(454,979)	(358,427)
Total stockholders’ equity (deficit)	379,436	(311,183)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$422,058	$240,542

See accompanying notes to these financial statements.

Maze Therapeutics, Inc.

Condensed Statements of Operations and Comprehensive (Loss) Income

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
License revenue	$—	$2,500	$—	$167,500
Operating expenses:
Research and development	25,190	19,857	80,878	61,280
General and administrative	7,775	6,872	23,962	18,908
Total operating expenses	32,965	26,729	104,840	80,188
(Loss) income from operations	(32,965)	(24,229)	(104,840)	87,312
Interest and other income, net	2,878	1,846	8,288	3,138
Change in fair value of convertible promissory notes	—	(2,648)	—	(7,193)
(Loss) income before income tax benefit (expense)	(30,087)	(25,031)	(96,552)	83,257
Income tax benefit (expense)	—	279	—	(1,447)
Net (loss) income	$(30,087)	$(24,752)	$(96,552)	$81,810
Allocation of undistributed earnings to participating securities (see Note 13)	—	—	—	(73,499)
Net (loss) income attributable to common stockholders, basic (see Note 13)	$(30,087)	$(24,752)	$(96,552)	$8,311
Net (loss) income attributable to common stockholders, diluted (see Note 13)	$(30,087)	$(24,752)	$(96,552)	$9,031
Net (loss) income per share attributable to common stockholders (see Note 13):
Basic	$(0.66)	$(10.25)	$(2.45)	$3.49
Diluted	$(0.66)	$(10.25)	$(2.45)	$2.67
Weighted-average shares of common stock outstanding used to compute net (loss) income per share attributable to common stockholders (see Note 13):
Basic	45,779,577	2,415,897	39,464,634	2,384,117
Diluted	45,779,577	2,415,897	39,464,634	3,387,166
Comprehensive income:
Net (loss) income	$(30,087)	$(24,752)	$(96,552)	$81,810
Other comprehensive income:
Net unrealized gain on marketable securities	69	—	69	—
Comprehensive (loss) income	$(30,018)	$(24,752)	$(96,483)	$81,810

See accompanying notes to these financial statements.

Maze Therapeutics, Inc.

Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

(In thousands, except share data)

	Redeemable convertible				Additional	Accumulated		Total
	preferred stock		Common stock		paid-in	other comprehensive	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	capital	income	deficit	deficit
Balance as of December 31, 2023	203,415,024	$383,902	2,385,212	$2	$21,836	$—	$(395,686)	$(373,848)
Exercise of stock options	—	—	30,083	—	365	—	—	365
Issuance of restricted stock	—	—	10	—	—	—	—	—
Vesting of restricted stock and early exercised stock options	—	—	—	—	11	—	—	11
Stock-based compensation expense	—	—	—	—	2,310	—	—	2,310
Net loss and comprehensive loss	—	—	—	—	—	—	(32,494)	(32,494)
Balance as of March 31, 2024	203,415,024	$383,902	2,415,305	$2	$24,522	$—	$(428,180)	$(403,656)
Exercise of stock options	—	—	8,555	—	79	—	—	79
Issuance of restricted stock	—	—	2	—	—	—	—	—
Vesting of restricted stock and early exercised stock options	—	—	—	—	6	—	—	6
Stock-based compensation expense	—	—	—	—	2,142	—	—	2,142
Net income and comprehensive income	—	—	—	—	—	—	139,056	139,056
Balance as of June 30, 2024	203,415,024	$383,902	2,423,862	$2	$26,749	$—	$(289,124)	$(262,373)
Exercise of stock options	—	—	29,256	—	245	—	—	245
Issuance of restricted stock	—	—	2	—	—	—	—	—
Repurchase of early exercised stock options	—	—	(12,965)	—	—	—	—	—
Vesting of restricted stock and early exercised stock options	—	—	—	—	5	—	—	5
Stock-based compensation expense	—	—	—	—	2,343	—	—	2,343
Net income and comprehensive income	—	—	—	—	—	—	(24,752)	(24,752)
Balance as of September 30, 2024	203,415,024	$383,902	2,440,155	$2	$29,342	$—	$(313,876)	$(284,532)

	Redeemable convertible				Additional	Accumulated		Total
	preferred stock		Common stock		paid-in	other comprehensive	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	capital	income	deficit	equity (deficit)
Balance as of December 31, 2024	297,205,041	$508,087	2,446,864	$2	$47,242	$—	$(358,427)	$(311,183)
Issuance of common stock in connection with initial public offering, net of issuance costs of $15,402	—	—	8,750,000	9	124,589	—	—	124,598
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(297,205,041)	(508,087)	32,586,823	33	508,054	—	—	508,087
Exercise of stock options	—	—	13,479	—	126	—	—	126
Stock-based compensation expense	—	—	—	—	3,226	—	—	3,226
Net loss and comprehensive loss	—	—	—	—	—	—	(32,786)	(32,786)
Balance as of March 31, 2025	—	$—	43,797,166	$44	$683,237	$—	$(391,213)	$292,068
Issuance of restricted stock	—	—	2	—	—	—	—	—
Issuance of common stock under the 2025 Employee Stock Purchase Plan	—	—	53,716	—	612	—	—	612
Stock-based compensation expense	—	—	—	—	3,237	—	—	3,237
Net loss and comprehensive loss	—	—	—	—	—	—	(33,679)	(33,679)
Balance as of June 30, 2025	—	$—	43,850,884	$44	$687,086	$—	$(424,892)	$262,238
Issuance of common stock and pre-funded warrants to purchase common stock in connection with private placement, net of issuance costs of $8,657	—	—	4,000,002	4	141,339	—	—	141,343
Exercise of stock options	—	—	225,999	—	2,009	—	—	2,009
Stock-based compensation expense	—	—	—	—	3,864	—	—	3,864
Net unrealized gain on marketable securities	—	—	—	—	—	69	—	69
Net loss	—	—	—	—	—	—	(30,087)	(30,087)
Balance as of September 30, 2025	—	$—	48,076,885	$48	$834,298	$69	$(454,979)	$379,436

See accompanying notes to these financial statements.

Maze Therapeutics, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2025	2024
Operating activities
Net (loss) income	$(96,552)	$81,810
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	1,904	2,592
Stock-based compensation expense	10,327	6,795
Non-cash lease expense	2,330	2,149
Accretion of discounts on marketable securities	(278)	—
Change in fair value of convertible promissory notes	—	7,193
Other items, net	21	421
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,508)	603
Other assets	374	(1,965)
Accounts payable	1,098	(1,025)
Accrued expenses and other liabilities	1,519	1,964
Operating lease liabilities	(2,445)	(2,131)
Net cash (used in) provided by operating activities	(84,210)	98,406
Investing activities
Purchases of marketable securities	(66,815)	—
Purchases of property and equipment	(760)	(542)
Net cash used in investing activities	(67,575)	(542)
Financing activities
Proceeds from initial public offering, net of offering costs paid	127,752	—
Proceeds from private placement, net of offering costs paid	141,748	—
Proceeds from exercise of stock option awards, net of repurchases	2,135	670
Proceeds from issuance of common stock under the 2025 Employee Stock Purchase Plan	612	—
Proceeds from issuance of convertible promissory notes, net of issuance costs	—	24,475
Payment of deferred offering costs	—	(2,560)
Payment of success fee derivative	(500)	—
Net cash provided by financing activities	271,747	22,585
Net increase in cash, cash equivalents, and restricted cash	119,962	120,449
Cash, cash equivalents, and restricted cash at beginning of the period	197,900	30,246
Cash, cash equivalents, and restricted cash at end of the period	$317,862	$150,695
Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment recorded in accounts payable and accrued expenses	$34	$208
Vesting of restricted stock and stock options subject to repurchase	$—	$22
Offering costs recorded in accounts payable and accrued expenses	$405	$720
Reconciliation to cash, cash equivalents and restricted cash:
Cash and cash equivalents	$316,773	$149,607
Restricted cash	1,089	1,088
Total cash, cash equivalents and restricted cash	$317,862	$150,695
Supplemental disclosure of cash flow information:
Income taxes paid	$—	$1,230

See accompanying notes to these financial statements.

Maze Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

1.
Organization and principal activities

Description of business

Maze Therapeutics, Inc., or the Company, is a clinical-stage biopharmaceutical company harnessing the power of human genetics and variant functionalization with its Maze Compass platform to develop novel, small molecule precision medicines for patients living with kidney and metabolic diseases, including obesity. The Company was incorporated in Delaware in August 2017 and is located in South San Francisco, California.

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

Private placement

On September 10, 2025, the Company entered into a securities purchase agreement with certain investors, pursuant to which the Company issued and sold in a private placement, or the Private Placement, an aggregate of 4,000,002 shares of its common stock at a purchase price of $16.25 per share and pre-funded warrants to purchase up to an aggregate of 5,231,090 shares of its common stock at a purchase price of $16.249 per pre-funded warrant, or the Pre-Funded Warrants, resulting in net proceeds of approximately $141.3 million, after deducting placement fees and other offering expenses payable by the Company of approximately $8.7 million. Each Pre-Funded Warrant has an exercise price of $0.001 per share, is immediately exercisable and does not expire. As of September 30, 2025, none of the Pre-Funded Warrants have been exercised.

Liquidity and capital resources

The Company has incurred significant losses and negative cash flows from operations since its inception, except for the net income and cash provided by operations during the year ended December 31, 2024, and expects to incur significant and increasing losses as a result of its continued research and development activities. As of September 30, 2025, the Company had an accumulated deficit of $455.0 million. Historically, the Company has financed its operations primarily through issuances of its equity, issuances of convertible promissory notes and license agreements. The Company may seek to raise capital through debt financings, equity financings, license agreements, or other sources of financing. There can be no assurance that such financing will be available or will be at terms acceptable to the Company.

As of September 30, 2025, the Company had cash, cash equivalents and marketable securities of $383.9 million. The Company believes that its cash, cash equivalents and marketable securities as of September 30, 2025 will be sufficient to fund the Company’s operations for at least one year from the issuance date of these unaudited condensed financial statements.

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

During the nine months ended September 30, 2025, there were no significant changes to the Company’s significant accounting policies as described in the Company’s audited financial statements as of and for the year ended December 31, 2024, as included in the 2024 10-K.

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

As of September 30, 2025 and December 31, 2024, all of the Company’s property and equipment was maintained in the United States. No revenue was generated during the three and nine months ended September 30, 2025. The Company generated revenue of $2.5 million and $167.5 million during the three and nine months ended September 30, 2024, respectively. The following table presents selected financial information with respect to the Company’s single operating segment for the three and nine months ended September 30, 2025 and 2024 (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
License revenue	$—	$2,500	$—	$167,500
Research and development expenses
Personnel-related costs	11,497	8,365	32,450	25,157
Clinical trial expenses	3,925	1,997	14,675	6,921
Outside research and development services	3,760	3,493	13,084	10,954
Manufacturing expenses	879	692	4,628	2,926
Facilities, depreciation and other expenses	5,129	5,310	16,041	15,322
Total research and development expenses	25,190	19,857	80,878	61,280
General and administrative expenses	7,775	6,872	23,962	18,908
Segment operating expenses	32,965	26,729	104,840	80,188
Segment (loss) income from operations	(32,965)	(24,229)	(104,840)	87,312
Segment interest and other income, net	2,878	1,846	8,288	3,138
Change in fair value of convertible promissory notes	—	(2,648)	—	(7,193)
Segment (loss) income before income taxes	$(30,087)	$(25,031)	$(96,552)	$83,257

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

Restricted cash is comprised of cash that is restricted as to withdrawal or use under the terms of certain contractual agreements. Restricted cash as of September 30, 2025 and December 31, 2024 included $1.1 million as collateral for a letter of credit related to the Company’s headquarters building lease in South San Francisco, California. Restricted cash is classified as a noncurrent asset on the balance sheet. As of September 30, 2025 and December 31, 2024, restricted cash consisted of money market funds.

Marketable securities

The Company generally invests its excess cash in money market funds and investment grade short- to intermediate-term fixed income securities. Such investments are included in cash and cash equivalents, short-term marketable securities or long-term marketable securities on the condensed balance sheets, are considered available-for-sale, and are reported at fair value with net unrealized gains and losses included as a component of stockholders’ equity.

The Company classifies investments in securities with original maturities over 90 days and remaining maturities of less than one year as short-term investments and investments in securities with remaining maturities of over one year as long-term investments. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in interest and other income, net in the condensed statements of operations and comprehensive (loss) income. Realized gains and losses and declines in value determined to be due to credit losses on marketable securities, if any, are included in interest and other income, net.

The Company periodically evaluates the need for an allowance for credit losses. This evaluation includes consideration of several qualitative and quantitative factors, including whether it has plans to sell the security, whether it is more likely than not it will be required to sell any marketable securities before recovery of its amortized cost basis, whether it has the ability and intent to hold the security to maturity and the portion of any unrealized loss that is the result of a credit loss. Factors considered in making these evaluations include quoted market prices, recent financial results and operating trends, implied values from any recent transactions or offers of investee securities, credit quality of debt instrument issuers, expected cash flows from securities, other publicly available information that may affect the value of the marketable security, duration and severity of the decline in value and the Company's strategy and intentions for holding the marketable security.

The Company excludes the applicable accrued interest from both the fair value and amortized cost basis of marketable securities for purposes of identifying and measuring an impairment. Accrued interest receivable on marketable securities is recorded within prepaid expenses and other current assets on the condensed balance sheets. The Company’s accounting policy is to not measure an allowance for credit loss for accrued interest receivable and to write-off any uncollectible accrued interest receivable as a reversal of interest income in a timely manner, which is considered to be in the period in which it is determined the accrued interest will not be collected.

Deferred offering costs

The Company defers offering costs consisting of legal, accounting and other fees and costs directly associated with in-process equity financings until such financings are consummated. After consummation of the equity financing, these costs are classified in stockholders’ equity (deficit) as a reduction of the additional paid-in capital recorded as a result of the financing. If the in-process financing is abandoned, the deferred offering costs are expensed immediately as a charge to operating expenses in the condensed statements of operations and comprehensive (loss) income. As of December 31, 2024, approximately $4.3 million of deferred offering costs related to the Company’s initial public offering were recorded within other assets in the accompanying condensed balance sheets and upon completion of the Company’s initial public offering in February 2025, the deferred offering costs were recorded as a reduction to the additional paid-in capital within stockholders’ equity (deficit) recorded in the accompanying condensed balance sheets as of September 30, 2025.

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

The Company recorded a loss of $2.6 million and $7.2 million in the condensed statements of operations and comprehensive (loss) income for the three and nine months ended September 30, 2024, respectively, reflecting the change in the fair value of the convertible promissory notes. In connection with the private placement of Series D convertible preferred stock the Company completed in November 2024, which was a qualified preferred stock financing pursuant to the terms of the convertible promissory notes, the outstanding convertible promissory notes automatically converted into shares of Series D-1 convertible preferred stock, and no convertible promissory notes were outstanding as of December 31, 2024. Accordingly, no change in fair value of convertible promissory notes was recorded in the condensed statements of operations and comprehensive (loss) income for the three and nine months ended September 30, 2025.

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

Basic net income (loss) per share attributable to common stockholders is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period less common shares subject to vesting or forfeiture, without consideration for potentially dilutive securities. In September 2025, the Company completed the Private Placement, pursuant to which the Company issued the Pre-Funded Warrants to purchase 5,231,090 shares of its common stock. The Pre-Funded Warrants are exercisable immediately at an exercise price of $0.001 per share and do not expire. As of September 30, 2025, none of the Pre-Funded Warrants have been exercised. The Company included the Pre-Funded Warrants in the computation of basic net loss per share, as applicable, since their exercise price is negligible and they may be exercised at any time. See Note 6, Capital structure for further discussion of the Private Placement.

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

Because the Company reported a net loss for the three and nine months ended September 30, 2025, and the inclusion of the potentially dilutive securities would be antidilutive, diluted net loss per share is the same as basic net loss per share for the periods presented.

New accounting pronouncements—Not yet adopted

In December 2023, Financial Accounting Standards Board, or the FASB, issued ASU 2023-09, Improvements to Income Tax Disclosures, which will require incremental income tax disclosures on an annual basis for all public entities. The amendments require that public business entities disclose specific categories in the rate reconciliation and provide additional information for reconciling items meeting a quantitative threshold. The amendments also require disclosure of income taxes paid to be disaggregated by jurisdiction, and disclosure of income tax expense disaggregated by federal, state, and foreign. ASU 2023-09 is effective for annual reporting beginning with the fiscal year ending December 31, 2025. The Company is currently evaluating the incremental disclosures that will be required in its financial statements.

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

3.
Fair value measurements

The following tables summarize the types of assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy. See Note 10, Loan and security agreement, for the Company’s methodology for measuring the fair value of the credit line success fee derivative.

	Fair value measurements
	(in thousands)
	Total	Level 1	Level 2	Level 3
As of September 30, 2025
Assets
Cash equivalents:
Money market funds	$181,250	$181,250	$—	$—
U.S. treasury securities	2,500	—	2,500	—
U.S. government agency securities	2,488	—	2,488	—
Marketable securities:
U.S. treasury securities	54,753	—	54,753	—
U.S. government agency securities	12,409	—	12,409	—
Restricted cash	1,089	1,089	—	—
Total assets measured at fair value	$254,489	$182,339	$72,150	$—

As of December 31, 2024
Assets
Cash equivalents:
Money market funds	$40,777	$40,777	$—	$—
Restricted cash	1,088	1,088	—	—
Total assets measured at fair value	$41,865	$41,865	$—	$—
Liabilities
Credit line success fee derivative	$500	$—	$—	$500
Total liabilities measured at fair value	$500	$—	$—	$500

There were no transfers between Level 1, 2, or 3 during the three and nine months ended September 30, 2025 and 2024.

4.
Cash equivalents and marketable securities

All marketable securities were considered available-for-sale as of September 30, 2025. The Company did not hold any investments in marketable securities as of December 31, 2024. On a recurring basis, the Company records its marketable securities at fair value using Level 1 or Level 2 inputs as discussed in Note 3, Fair value measurements. The amortized cost, gross unrealized holding gains, and fair value of the Company’s cash equivalents and marketable securities by major security type as of September 30, 2025 are summarized in the table below:

	September 30, 2025
	(in thousands)
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Estimated Fair Value
U.S. treasury securities	$57,194	$59	$—	$57,253
U.S. government agency securities	14,887	10	—	14,897
Total	$72,081	$69	$—	$72,150

Interest receivable as of September 30, 2025 and December 31, 2024 was $0.7 million and zero, respectively, and is recorded as a component of prepaid expenses and other current assets on the Company’s condensed balance sheets.

As of September 30, 2025, none of the Company's marketable securities were in an unrealized loss position. The Company has not recognized an allowance for credit losses as of September 30, 2025. As of September 30, 2025, all of the Company’s

marketable securities have a remaining contractual maturity of less than one year.

5.
Balance sheet components

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

	As of September 30,	As of December 31,
	2025	2024
	(in thousands)
Accrued compensation expenses	$8,186	$8,083
Accrued research and development expenses	5,065	2,934
Accrued professional expenses	1,120	2,467
Other accrued expenses and current liabilities	59	618
Total accrued expenses and other current liabilities	$14,430	$14,102

6.
Capital structure

Common stock

Common stockholders are entitled to dividends if and when declared by the board of directors of the Company, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. The holder of each share of common stock is entitled to one vote. As of September 30, 2025 and December 31, 2024, no dividends were declared.

Common stock reserved for future issuance, on an as-converted basis, consisted of the following:

	As of September 30,	As of December 31,
	2025	2024
Series A redeemable convertible preferred stock	—	10,889,434
Series B redeemable convertible preferred stock	—	6,971,192
Series C redeemable convertible preferred stock	—	4,997,963
Series D redeemable convertible preferred stock	—	5,641,987
Series D-1 redeemable convertible preferred stock	—	4,086,247
Shares reserved under 2025 Equity Incentive Plan and 2019 Equity Incentive Plan	4,825,869	831,177
Stock options, issued and outstanding	5,749,020	5,278,735
Pre-funded warrants, issued and outstanding	5,231,090	—
Restricted stock units, issued and outstanding	594,825	—
Shares reserved under 2025 Employee Stock Purchase Plan	396,284	—
Total	16,797,088	38,696,735

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

Private placement

In September 2025, the Company completed the Private Placement, pursuant to which the Company issued and sold an aggregate of 4,000,002 shares of its common stock at a purchase price of $16.25 per share and the Pre-Funded Warrants to purchase up to an aggregate of 5,231,090 shares of its common stock at a purchase price of $16.249 per pre-funded warrant, resulting in net proceeds of approximately $141.3 million, after deducting placement fees and other offering expenses payable by the Company of approximately $8.7 million. The Pre-Funded Warrants are exercisable immediately at an exercise price of $0.001 per share each and do not expire. The Pre-Funded Warrants provide that each holder of the Pre-Funded Warrants does not have the right to exercise any portion of its Pre-Funded Warrants if such holder, together with its affiliates, would beneficially own in excess of 4.99% or 9.99%, at the holder’s election, of the number of shares of the Company's common stock outstanding immediately after giving effect to such exercise. As of September 30, 2025, none of the Pre-Funded Warrants have been exercised.

Upon the issuance of the Pre-Funded Warrants, the Company evaluated the warrant terms to determine the appropriate accounting and classification pursuant to Accounting Standards Codification 480, Distinguishing Liabilities from Equity, and Accounting Standards Codification 815, Derivatives and Hedging. Warrants are classified as liabilities when the warrant terms allow settlement of the warrant exercise in cash and classified as equity when the warrant terms only allow settlement in shares of common stock. The terms of the Pre-Funded Warrants include certain provisions related to fundamental transactions and a cashless exercise provision in the event registered shares are not available, and do not include any mandatory redemption provisions. Based on its evaluation, the Company concluded the Pre-Funded Warrants should be classified as equity with no subsequent remeasurement as long as such warrant continue to be classified as equity.

Redeemable convertible preferred stock

Immediately prior to the closing of the initial public offering in February 2025, the Company’s outstanding redeemable convertible preferred stock automatically converted into 32,586,823 shares of common stock. No shares of convertible preferred stock were authorized, issued and outstanding at September 30, 2025.

7.
Equity incentive plan and stock-based compensation expense

2025 Equity Incentive Plan

The Company’s board of directors and stockholders approved the 2025 Equity Incentive Plan, or 2025 Plan, which became effective on January 29, 2025. The 2025 Plan replaced the 2019 Equity Incentive Plan, or 2019 Plan, and upon its effectiveness, the Company ceased granting awards under the 2019 Plan. The 2025 Plan allows the Company to make equity-based and cash-based incentive awards to its officers, employees, directors and consultants. The Company initially reserved 5,300,000 shares of its common stock under the 2025 Plan plus those shares of common stock previously reserved but unissued under the 2019 Plan. Any outstanding awards granted under the 2019 Plan will remain subject to the terms of the 2019 Plan and applicable award agreements. As of September 30, 2025, there were an aggregated 5,749,020 options outstanding under the 2019 Plan and 2025 Plan and 594,825 unvested restricted stock units, or RSUs, outstanding under the 2025 Plan.

2025 Employee Stock Purchase Plan

The Company’s board of directors and stockholders approved the 2025 Employee Stock Purchase Plan, or 2025 ESPP, which became effective on January 30, 2025. The number of shares initially available for issuance pursuant to the 2025 ESPP was 450,000 shares. During the nine months ended September 30, 2025, 53,716 shares were issued under the 2025 ESPP.

Stock-based compensation expense

The following table summarizes the components of stock-based compensation expense recognized in the Company’s condensed statements of operations and comprehensive (loss) income during the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Research and development	$2,428	$1,230	$6,284	$3,905
General and administrative	1,436	1,113	4,043	2,890
Total stock-based compensation expense	$3,864	$2,343	$10,327	$6,795

As of September 30, 2025, there was $30.6 million of total unrecognized compensation cost related to unvested options for which the cost is expected to be recognized over a weighted-average period of 2.72 years. As of September 30, 2025, there was $1.7 million unrecognized share-based compensation cost related to the 2025 ESPP, which is expected to be recognized over a weighted-average period of 1.19 years.

Restricted stock units

In September 2025, the Company issued 594,825 RSUs under the 2025 Plan at a grant date fair value of $23.67 per share. These RSUs vest in equal annual installments over two years, subject to the holder's continued employment with, or services to, the Company on each vesting date. Each RSU represents the right to receive one share of the Company’s common stock when and if the applicable vesting conditions are satisfied.

Total stock-based compensation expense related to RSUs recognized during the three and nine months ended September 30, 2025 was $0.2 million and is included in the stock-based compensation expense table above. As of September 30, 2025, there was $13.9 million of total unrecognized compensation cost related to RSUs that is expected to be recognized over a weighted average period of 1.92 years.

8.
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

The Company assessed the Trace License Agreement in accordance with ASC 606 and concluded that it was a contract with a customer. The Company determined that there is one performance obligation relating to the license to the UNC13A discovery program, including the underlying know-how and certain related materials, and that the transaction price consisted of the $15.0 million non-refundable upfront cash payment. The potential future development and regulatory milestones represent variable consideration and were constrained, as it was concluded that it was not probable that a significant reversal in cumulative revenue recognized will not occur and therefore not included in the transaction price as of September 30, 2025. Potential sales milestones and royalties on net product sales will be recognized in the same period that the underlying net product sales occur as they were determined to relate to the license. The $15.0 million transaction price was recorded as license revenue in the condensed statements of operations and comprehensive (loss) income during the second quarter of 2024, at the point in time when control of the license and related know-how was transferred to Trace.

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

The Company assessed the Shionogi License Agreement in accordance with ASC 606 and concluded that it was a contract with a customer. The Company determined that there is one performance obligation relating to the license to the MZE001 program, including the underlying know-how and certain related materials, and that the transaction price consisted of the $150.0 million non-refundable upfront cash payment. The potential clinical and regulatory milestones represent variable consideration and were constrained as it was concluded that it was not probable that a significant reversal in cumulative revenue recognized will not occur and therefore not included in the transaction price as of September 30, 2025. Potential sales milestones and royalties on net product sales will be recognized in the same period that the underlying net product sales occur as they were determined to relate to the license. The $150.0 million transaction price was recorded as license revenue in the condensed statements of operations and comprehensive (loss) income during the second quarter of 2024, at the point in time when control of the license and related know-how and materials was transferred to Shionogi.

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

The Company assessed the Neurocrine License Agreement in accordance with ASC 606 and concluded that it was a contract with a customer. The Company determined that there is one performance obligation relating to the license to the ATXN2 discovery program, including the underlying know-how and certain related materials, and that the transaction price consisted of the $2.5 million upfront cash payment. The potential research and development milestones represent variable consideration and were constrained as it was concluded that it was not probable that a significant reversal in cumulative revenue recognized will not occur and therefore not included in the transaction price as of September 30, 2025. Potential sales milestones and royalties on net product sales will be recognized in the same period that the underlying net product sales occur as they were determined to relate to the license. The $2.5 million transaction price was recorded as license revenue in the condensed statements of operations and comprehensive (loss) income during the third quarter of 2024, at the point in time when control of the license and the related know-how and materials was transferred to Neurocrine.

9.
Commitments and contingencies

Legal proceedings

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and that such expenditures can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. No contingent liabilities have been recorded as of September 30, 2025 and December 31, 2024.

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

10.
Loan and security agreement

In March 2025, the Company entered into an amendment to the loan and security agreement dated June 2022, that provides for a one-year extension of the $50.0 million revolving line of credit maturity date to June 2026. The revolving line of credit is secured by substantially all of the Company’s assets, except for its intellectual property. The Company has not elected to draw down any funds from this debt facility as of September 30, 2025. Advances under the revolving line may be prepaid and reborrowed by the Company without penalty. The Company has the option to convert the aggregate principal amount of advances under the line of credit, if any, into a term loan upon maturity of the revolving line of credit. Advances under the line of credit accrue interest at a variable annum rate of the greater of (i) 0.75% above the prime rate and (ii) 4.50%. The prime rate is defined as the variable rate of interest, per annum, most recently announced by the bank, as its “prime rate,” whether or not such announced rate is the lowest rate available from the bank.

Under the loan and security agreement, the Company was required to pay the bank a success fee of up to $2.0 million depending on if the Company closed a sale of substantially all of its assets, consummated a reorganization where the voting stockholders before such transaction held less than 50% of the voting securities after such transaction, or completed the sale of the Company’s securities in connection with an initial public offering, reverse merger or other similar transaction wherein the Company’s securities were thereafter traded in a public market. This success fee was deemed to be a freestanding derivative instrument that was bifurcated from the line-of-credit instrument and was initially and subsequently measured at fair value each reporting period. The fair value of this success fee derivative was estimated utilizing a probability-weighted cash flow approach, including variables for the timing of the related events and other probability estimates, which were deemed to be Level 3 inputs in the fair value hierarchy. The fair value of this success fee derivative was approximately $0.5 million as of December 31, 2024 and was recorded in accrued expenses and other current liabilities on the condensed balance sheets. In February 2025, the Company paid a success fee of $0.5 million pursuant to the terms of the loan and security agreement, upon the completion of the Company’s initial public offering. No change in fair value of the derivative was recorded for the three and nine months ended September 30, 2025. The change in fair value of the derivative of approximately $0.2 million and $0.3 million for the three and nine months ended September 30, 2024, respectively, was recorded in interest and other income, net in the condensed statements of operations and comprehensive (loss) income. Total issuance costs and the debt discount arising from the success fee amounted to $0.3 million and were recorded in other assets, which are amortized as interest expense over the commitment period. The debt discount was fully amortized as of September 30, 2025.

11.
Related party transactions

The Company has paid fees to its founders and certain board members in exchange for consulting services. During the three and nine months ended September 30, 2025 and 2024, the Company recorded an immaterial amount of such fees in each of research and development expenses and general and administrative expenses in the condensed statements of operations and comprehensive (loss) income.

12.
Income taxes

The Company’s provision for income taxes is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items, if any. For the three and nine months ended September 30, 2024, the Company recorded an income tax benefit of $0.3 million and an income tax provision of $1.4 million, respectively. No income tax provision was recorded for the three and nine months ended September 30, 2025. The amount recognized in the comparative periods in 2024 was due to the net income generated during the periods as a result of the recognition of license revenue under the Company’s license agreements as discussed in Note 8, License agreements, resulting in taxable income to the Company.

Based on available objective evidence as of September 30, 2025 and December 31, 2024, the Company believes it is more likely than not that its net deferred tax assets may not be realized. The primary difference between the effective tax rate and the statutory tax rate relates to the Company’s change in valuation allowance against deferred taxes.

The One Big Beautiful Bill Act of 2025, or the OBBBA, was enacted in the United States in July 2025. The OBBBA contains several changes to corporate taxation, including permanent repeal of the requirement to capitalize domestic research and experimental expenditures for federal income tax purposes for taxable years beginning after December 31, 2024. The OBBBA does not materially impact the Company's effective tax rate or cash flows in the current fiscal year.

13.
Net (loss) income per share

The following table sets forth the computation of basic and diluted net (loss) income per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Basic (loss) income per share:
Numerator:
Net (loss) income	$(30,087)	$(24,752)	$(96,552)	$81,810
Allocation of undistributed earnings to participating securities	—	—	—	(73,499)
Net (loss) income attributable to common stockholders, basic	$(30,087)	$(24,752)	$(96,552)	$8,311
Denominator:
Weighted-average shares of common stock outstanding	45,789,949	2,434,527	39,475,006	2,414,649
Less: weighted-average shares of common stock subject to repurchase	(10,372)	(18,630)	(10,372)	(30,532)
Weighted-average shares of common stock outstanding used in the calculation of (loss) income per share attributable to common stockholders, basic	45,779,577	2,415,897	39,464,634	2,384,117
Net (loss) income per share attributable to common stockholders, basic	$(0.66)	$(10.25)	$(2.45)	$3.49
Diluted (loss) income per share:
Numerator:
Net (loss) income attributable to common stockholders, basic	$(30,087)	$(24,752)	$(96,552)	$8,311
After tax effect of assumed conversion of convertible notes	—	—	—	720
Net (loss) income attributable to common stockholders, diluted	$(30,087)	$(24,752)	$(96,552)	$9,031
Denominator:
Weighted-average shares of common stock outstanding, basic	45,779,577	2,415,897	39,464,634	2,384,117
Weighted-average dilutive effect of convertible promissory notes	—	—	—	573,195
Weighted-average dilutive effect of equity awards	—	—	—	429,854
Weighted-average shares of common stock outstanding, diluted	45,779,577	2,415,897	39,464,634	3,387,166
Net (loss) income per share attributable to common stockholders, diluted	$(0.66)	$(10.25)	$(2.45)	$2.67

The potential shares of common stock that were excluded from the computation of diluted net (loss) income per share attributable to common stockholders for the periods presented because including them would have been antidilutive are as follows:

	Nine Months Ended September 30,
	2025	2024
Shares subject to outstanding stock options	5,749,020	2,274,798
Shares subject to outstanding restricted stock units	594,825	—
Unvested restricted stock subject to repurchase	10,372	10,372
Convertible promissory notes	—	860,098
Total	6,354,217	3,145,268

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

We have incurred significant losses and negative cash flows from operations since our inception, except for the net income and cash provided by operations due to license revenue recognized during the year ended December 31, 2024, and we expect to incur significant and increasing losses as a result of our continued research and development activities. During the three and nine months ended September 30, 2025, we incurred a net loss of $30.1 million and $96.6 million, respectively. During the three and nine months ended September 30, 2024, we incurred a net loss of $24.8 million and net income of $81.8 million, respectively. As of September 30, 2025, we had an accumulated deficit of $455.0 million and do not expect positive cash flows from operations in the foreseeable future. We expect to continue incurring significant expenses and increasing losses for the foreseeable future. Our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities, as well as upon revenue from our license agreements. We expect our research and development expenses to significantly increase in connection with the conduct of planned clinical trials for our lead programs, MZE829 and MZE782, further development of our Compass platform, planned preclinical studies, and potential Investigational New Drug Applications, or INDs, and clinical trials for future therapeutic candidates. We will also incur substantial additional expenses as we seek to expand our intellectual property portfolio, including through potential in-licensing opportunities, and hire additional personnel as we scale up our operations. In addition, we expect to incur additional costs associated with operating as a public company.

As of September 30, 2025, we had cash, cash equivalents and marketable securities of $383.9 million. Since our inception, we have financed our operations primarily through issuances of our equity, license agreements with biotechnology companies and issuances of convertible promissory notes. In February 2025, we completed our initial public offering, pursuant to which we issued and sold an aggregate of 8,750,000 shares of our common stock at an initial public offering price of $16.00 per share, resulting in gross proceeds of $140.0 million. In September 2025, we entered into a securities purchase agreement, or the Private Placement, with certain investors, pursuant to which we issued and sold an aggregate of 4,000,002 shares of our common stock at a purchase price of $16.25 per share and pre-funded warrants, or the Pre-Funded Warrants, to purchase up to an aggregate of 5,231,090 shares of our common stock at a purchase price of $16.249 per Pre-Funded Warrant, resulting in gross proceeds of $150.0 million. The Pre-Funded Warrants have an exercise price of $0.001 per share, are immediately exercisable and do not expire.

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

We selectively pursue strategic collaborations related to the development of certain targets, therapeutic programs, or disease areas where we believe third-party expertise or resources could be beneficial. In 2020, we formed a spin-out company, Broadwing Bio LLC, or Broadwing, with Alloy Therapeutics, Inc., or Alloy, to develop therapeutic antibody therapies for ANGPTL7 and another undisclosed target in ophthalmic diseases, informed by our Compass platform. As of September 30, 2025, we owned approximately 48% of the outstanding equity of Broadwing, and we expect our ownership to be significantly diluted upon the conversion of outstanding convertible notes issued by Broadwing. We retain certain opt-in rights to jointly develop and commercialize certain therapeutic candidates developed through Broadwing with Alloy. We are not involved in the development of Broadwing’s therapeutic candidate.

MZE782 Phase 1 Trial Results

On September 11, 2025, we announced positive clinical results from the Phase 1 healthy volunteer study of MZE782. The Phase 1 trial of MZE782 was a randomized, double-blind, placebo-controlled study evaluating single ascending doses and multiple ascending doses of orally administered MZE782 in 112 healthy adult volunteers. The single ascending doses, or SAD, ranged from 30 mg to 960 mg and the multiple ascending doses, or MAD, with dosing once or twice daily for seven days, ranged from 120 mg to 240 mg twice daily and 120 mg to 720 mg once daily. The primary objective was to evaluate the safety and tolerability of single and multiple ascending oral doses of MZE782 in healthy volunteers. Secondary and exploratory endpoints included pharmacokinetics, food effect, pharmacodynamic measures of target engagement, specifically urinary excretion of phenylalanine, or Phe, and glutamine, or Gln, as predictive biomarkers of SLC6A19 inhibition and disease control, and estimated glomerular filtration rate, or eGFR.

MZE782 was well tolerated across all doses in all cohorts. There were no serious adverse events, no severe adverse events and no treatment-related adverse events, or TRAEs, leading to discontinuation. In the single ascending dose portion of the study (n=56), there were a total of three TRAEs reported that were all mild in severity and not seen at the higher doses. Headache was reported in two patients (4%) and diarrhea was reported in one patient (2%). There were no TRAEs reported in the MAD portion of the study. No clinically relevant changes in vital signs, laboratory tests or electrocardiograms were observed.

MZE782 demonstrated a favorable plasma pharmacokinetics profile after single and multiple oral doses. Oral administration was associated with consistent absorption, with a time to maximum concentration (tmax) of six hours and a half-life (t1/2) of 11 hours. Exposure increased proportionally with dose, and steady-state was achieved by Day 3. This is supportive of a once- or twice-daily dosing regimen to be evaluated in Phase 2.

MZE782 produced dose-dependent increases in 24-hour urinary excretion of the neutral amino acids Phe and Gln across both SAD and MAD cohorts, confirming target engagement and SLC6A19 inhibition. All participants in the MAD cohorts of the Phase 1 study were assessed for changes in eGFR. MZE782 demonstrated a dose-dependent initial eGFR dip over seven days of dosing that was similar in magnitude to what has been observed in patients initiating SGLT2 and RAAS inhibitors.

We plan to initiate two Phase 2 proof-of-concept trials of MZE782, evaluating plasma Phe reduction in phenylketonuria, or PKU, and proteinuria reduction in chronic kidney disease, or CKD, in 2026.

Exclusive license agreement

Exclusive license agreement with Shionogi

In March 2024, we entered into an exclusive license agreement, or the License Agreement, with Shionogi, pursuant to which we granted Shionogi an exclusive, worldwide, sublicensable license to research, develop, manufacture and commercialize MZE001 and certain other small molecule compounds modulating glycogen synthase 1, or the Licensed Products. As consideration for the licensed rights and the transfer of know-how and materials, we received an upfront payment of $150.0 million, which is the only payment we have received under the License Agreement to date. The License Agreement also requires that Shionogi pay us up to $275.0 million in the aggregate in milestone payments upon the completion of certain clinical and regulatory milestones and up to $330.0 million in the aggregate in milestone payments if certain sales milestones are achieved. The License Agreement also requires that Shionogi pay us tiered royalties ranging from percentages in the low double-digits to twenty on net sales of Licensed Products, subject to certain deductions.

The License Agreement will expire on a Licensed-Product by Licensed-Product and country-by-country basis upon the expiration of the royalty term for such Licensed Product, which will be the latest of the date when there are no remaining valid claims covering the applicable Licensed Product, the expiration of regulatory exclusivity for the applicable Licensed Product, or 11 years after the first commercial sale of the applicable Licensed Product, subject to earlier termination by the parties. As of September 30, 2025, we estimate that the last patent right for the only currently issued patent licensed under the License Agreement will expire in 2042, without giving effect to any potential patent term extensions, patent term adjustments, or future patents that may or may not issue with respect to the Licensed Products. Upon expiration of the License Agreement, the licenses granted to Shionogi will become fully paid-up, perpetual, irrevocable and royalty-free. Shionogi may terminate the License Agreement for convenience following a notice period and either party may terminate the License Agreement for bankruptcy or an uncured material breach. Upon termination of the License Agreement by Shionogi for convenience or by us for Shionogi’s bankruptcy or uncured material breach, Shionogi will grant us a non-exclusive, worldwide license under certain patent rights and know-how controlled by Shionogi as of the effective date of termination, solely as necessary to research, develop, manufacture and commercialize the Licensed Products in any field, and Shionogi will assign to us all regulatory materials and regulatory approvals relating to the Licensed Products. In consideration for these reversion rights, we would be required to pay to Shionogi reversion royalties on any sales of the Licensed Products determined based on the stage of clinical development of the applicable Licensed Product at the time of termination, ranging from percentages in the low-to-mid single digits if termination occurs on or after the achievement of certain Phase 2 clinical trial milestones and high single digit to mid-teens if termination occurs on or after the achievement of certain Phase 3 clinical milestones. Our obligation to pay these reversion royalties would expire on a Licensed-Product by Licensed-Product and country-by-country basis upon the latest of the date when there are no remaining valid claims covering the applicable Licensed Product, the expiration of regulatory exclusivity for the applicable Licensed Product, or ten years after the first commercial sale of the applicable Licensed Product.

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

Interest and other income, net

Interest and other income, net consists of interest income earned on our cash, cash equivalents and marketable securities, interest expense, foreign currency re-measurement and transaction gains and losses. We expect interest income to increase as a result of the receipt of net proceeds of approximately $127.8 million from our initial public offering completed in February 2025 and net proceeds of approximately $141.3 million from our Private Placement completed in September 2025. However, interest income may vary each reporting period depending on our average cash deposits, money market fund balances and other investment balances during the period and prevailing market interest rates. We expect foreign currency gains and losses to vary each reporting period depending on the fluctuations in foreign currency exchange rates.

Change in fair value of convertible promissory notes

From December 2023 through April 2024, we issued a total of $40.7 million aggregate principal amount of convertible promissory notes, which contained automatic conversion features triggered upon a qualified preferred stock financing or a qualified public offering. We elected to apply the fair value option, as per Accounting Standards Codification, or ASC, Section 825-10, to the outstanding convertible promissory notes issued. As such, the convertible promissory notes were recognized at fair value with changes in fair value recognized in the condensed statements of operations and comprehensive (loss) income. We recorded a net loss of $2.6 million and $7.2 million in the condensed statements of operations and comprehensive (loss) income for the three and nine months ended September 30, 2024, respectively, reflecting the change in the fair value of the convertible promissory notes. The impact of interest expense on the convertible promissory notes is included within the changes in fair value. In connection with the private placement of our Series D convertible preferred stock, or Series D Preferred Stock, in November 2024, which was a qualified preferred stock financing pursuant to the terms of the convertible promissory notes, the outstanding convertible promissory notes automatically converted into 39,395,572 shares of Series D-1 convertible preferred stock, or Series D-1 Preferred Stock, at a conversion price of $1.10336 per share. No convertible promissory notes were outstanding as of December 31, 2024. Accordingly, no change in fair value of convertible promissory notes was recorded in the condensed statements of operations and comprehensive (loss) income for the three and nine months ended September 30, 2025.

Income tax benefit (expense)

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

Results of operations

Comparisons of the three and nine months ended September 30, 2025 and 2024

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
	(in thousands)			(in thousands)
License revenue	$—	$2,500	$(2,500)	$—	$167,500	$(167,500)
Operating expenses:
Research and development	25,190	19,857	5,333	80,878	61,280	19,598
General and administrative	7,775	6,872	903	23,962	18,908	5,054
Total operating expenses	32,965	26,729	6,236	104,840	80,188	24,652
(Loss) income from operations	(32,965)	(24,229)	(8,736)	(104,840)	87,312	(192,152)
Interest and other income, net	2,878	1,846	1,032	8,288	3,138	5,150
Change in fair value of convertible promissory notes	—	(2,648)	2,648	—	(7,193)	7,193
(Loss) income before income tax benefit (expense)	$(30,087)	$(25,031)	$(5,056)	$(96,552)	$83,257	$(179,809)
Income tax benefit (expense)	—	279	(279)	—	(1,447)	1,447
Net (loss) income	$(30,087)	$(24,752)	$(5,335)	$(96,552)	$81,810	$(178,362)

License revenue

We recognized no license revenue for the three and nine months ended September 30, 2025. We recognized $2.5 million and $167.5 million of license revenue for the three and nine months ended September 30, 2024, respectively. License revenue recognized in 2024 primarily related to the License Agreement with Shionogi, wherein we received an upfront payment of $150.0 million in exchange for the transfer of the license, know-how, and materials related to the research, development, manufacture and commercialization of MZE001 and certain other small molecule compounds modulating glycogen synthase 1. License revenue recognized in 2024 also included amounts related to the exclusive license agreement with Trace Neuroscience, Inc., or Trace, wherein we received an upfront payment of $15.0 million in exchange for the transfer of the license, know-how, and materials related to the research, development, manufacture and commercialization of a discovery research program targeting UNC13A for the treatment of amyotrophic lateral sclerosis, or ALS, and $2.5 million related to the exclusive license agreement with Neurocrine Biosciences, Inc., or Neurocrine, for the transfer of the license, know-how and materials related to a discovery research program targeting ATXN2.

Research and development expenses

Research and development expenses were $25.2 million and $19.9 million for the three months ended September 30, 2025 and 2024, respectively. The increase of $5.3 million between the comparative three month periods was primarily due to an increase of $3.1 million in personnel-related costs due to an increase in headcount, an increase of $1.9 million in clinical trial expenses based on the progression of our Phase 2 clinical trial for MZE829 that was initiated in November 2024. The increase also reflects higher costs for outside research and development services of $0.3 million to support our research programs.

Research and development expenses were $80.9 million and $61.3 million for the nine months ended September 30, 2025 and 2024, respectively. The increase of $19.6 million between the comparative nine month periods was primarily due to an increase of $7.8 million in clinical trial expenses and an increase of $1.7 million in manufacturing expenses based on the progression of our Phase 2 clinical trial for MZE829 and our Phase 1 clinical trial for MZE782. The increase also reflects higher personnel-related costs of $7.3 million due to an increase in headcount and higher costs for outside research and development services of $2.1 million to support our research programs.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
	(in thousands)			(in thousands)
Personnel-related costs	$11,497	$8,365	$3,132	$32,450	$25,157	$7,293
Clinical trial expenses	3,925	1,997	1,928	14,675	6,921	7,754
Outside research and development services	3,760	3,493	267	13,084	10,954	2,130
Manufacturing expenses	879	692	187	4,628	2,926	1,702
Facilities, depreciation and other expenses	5,129	5,310	(181)	16,041	15,322	719
Total research and development expenses	$25,190	$19,857	$5,333	$80,878	$61,280	$19,598

General and administrative expenses

General and administrative expenses were $7.8 million and $6.9 million for the three months ended September 30, 2025 and 2024, respectively. The increase of $0.9 million between the comparative three month periods was primarily due to an increase of $0.7 million in personnel-related costs due to an increase in headcount and higher facilities and other costs of $0.3 million.

General and administrative expenses were $24.0 million and $18.9 million for the nine months ended September 30, 2025 and 2024, respectively. The increase of $5.1 million between the comparative nine month periods was primarily due to an increase of $3.1 million in personnel-related costs due to an increase in headcount, higher facilities and other costs of $1.0 million, and higher costs for professional service fees of $0.7 million.

Interest and other income, net

Interest and other income, net was $2.9 million and $8.3 million for the three and nine months ended September 30, 2025, respectively. Interest and other income, net was $1.8 million and $3.1 million for the three and nine months ended September 30, 2024, respectively. The increase of $1.0 million and $5.2 million between the comparative three and nine months periods, respectively, primarily reflects an increase in interest income as a result of higher cash, cash equivalent, and marketable securities balances held during the three and nine months ended September 30, 2025 from the proceeds received from the private placement of our Series D Preferred Stock completed in November 2024, the initial public offering completed in February 2025 and the Private Placement completed in September 2025.

Change in fair value of convertible promissory notes

The convertible promissory notes issued from December 2023 through April 2024 contained automatic conversion features that triggered upon a qualified preferred stock financing or a qualified public offering. We elected to apply the fair value option to the convertible promissory notes issued. As such, the convertible promissory notes were recorded at fair value at each reporting period with changes in fair value recognized in the condensed statements of operations and comprehensive (loss) income. The change in fair value of the convertible promissory notes resulted in a net loss of $2.6 million and $7.2 million for the three and nine months ended September 30, 2024, respectively. The convertible promissory notes converted into Series D-1 Preferred Stock in November 2024 in connection with the private placement of our Series D Preferred Stock, which was a qualified preferred stock financing pursuant to the terms of the convertible promissory notes. No convertible promissory notes were outstanding as of December 31, 2024. Accordingly, no change in fair value of convertible promissory notes was recorded in the condensed statements of operations and comprehensive (loss) income for the three and nine months ended September 30, 2025.

Income tax benefit (expense)

Income tax benefit (expense) was zero for the three and nine months ended September 30, 2025 compared to an income tax benefit of $0.3 million and an income tax expense of $1.4 million for the three and nine months ended September 30, 2024, respectively. The amounts recognized in the comparative periods in 2024 were primarily due to the net income generated as a result of the recognition of license revenue under our license agreement with Shionogi, resulting in taxable income to the Company, as compared to the net loss incurred during the three and nine months ended September 30, 2025.

Liquidity and capital resources

Liquidity

Since our inception, we have not generated any revenue from product sales and we do not expect to generate any revenue from commercial sales for the foreseeable future, if at all. We have incurred significant operating losses and negative cash flows from operations. We anticipate that we will continue to incur net losses for the foreseeable future. To date, we have financed our operations primarily through private placements of redeemable convertible preferred stock, one-time, nonrefundable upfront payments made to us in connection with our entry into license agreements, private placements of convertible promissory notes, and most recently, through an initial public offering of our common stock. As of September 30, 2025, we had cash, cash equivalents and marketable securities of $383.9 million and an accumulated deficit of $455.0 million.

In February 2025, we completed our initial public offering, pursuant to which we issued and sold an aggregate of 8,750,000 shares of our common stock at an initial public offering price of $16.00 per share, resulting in net proceeds of approximately $127.8 million, after deducting underwriting discounts, commissions and other offering expenses paid by us in 2025.

In September 2025, we completed the Private Placement, pursuant to which we issued and sold an aggregate of 4,000,002 shares of our common stock at a purchase price of $16.25 per share and Pre-Funded Warrants to purchase up to an aggregate of 5,231,090 shares of our common stock at a purchase price of $16.249 per Pre-Funded Warrant, resulting in net proceeds of approximately $141.3 million, after deducting placement fees and other offering expenses payable by the Company of approximately $8.7 million. The Pre-Funded Warrants have an exercise price of $0.001 per share, are immediately exercisable and do not expire. As of September 30, 2025, none of the Pre-Funded Warrants have been exercised.

Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least one year from the date of this Quarterly Report on Form 10-Q. We have based this estimate on our current assumptions, which may prove to be wrong, and we may exhaust our available capital resources sooner than we expect.

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

We have entered into consortium agreements with the University of Helsinki and Queen Mary University to access genomic information from patient samples and genetic and paired clinical data. As of September 30, 2025, we are obligated to pay $4.6 million under these agreements through the year ended December 31, 2027.

We enter into contracts in the normal course of business with third-party contract organizations for preclinical trials, non-clinical trials and testing, and other services and products for operating purposes. These contracts generally provide for termination following a certain period after notice.

Cash flows

Comparisons of the nine months ended September 30, 2025 and 2024

The following table sets forth the primary sources and uses of cash, cash equivalents, and restricted cash for the periods presented below:

	Nine Months Ended September 30,
	2025	2024	Change
	(in thousands)
Net cash (used in) provided by operating activities	$(84,210)	$98,406	$(182,616)
Net cash used in investing activities	(67,575)	(542)	(67,033)
Net cash provided by financing activities	271,747	22,585	249,162
Net increase in cash, cash equivalents and restricted cash	$119,962	$120,449	$(487)

Net cash (used in) provided by operating activities

Net cash used in operating activities was $84.2 million for the nine months ended September 30, 2025 and net cash provided by operating activities was $98.4 million for the nine months ended September 30, 2024. The net cash used in operating activities for the nine months ended September 30, 2025 was primarily due to our net loss of $96.6 million combined with a net change in our operating assets and liabilities of $2.0 million, offset by $14.3 million in non-cash charges such as depreciation, stock-based compensation, lease expense and accretion of discounts on marketable securities. The net cash provided by operating activities for the nine months ended September 30, 2024 was primarily due to our net income of $81.8 million, combined with $19.2 million in non-cash charges such as depreciation, stock-based compensation, lease expense and the change in fair value of the convertible promissory notes, offset by a net change in our operating assets and liabilities of $2.6 million.

Net cash used in investing activities

Net cash used in investing activities was $67.6 million for the nine months ended September 30, 2025, which related to purchases of marketable securities of $66.8 million and purchases of property and equipment of $0.8 million. Net cash used in investing activities was $0.5 million for the nine months ended September 30, 2024, which related to purchases of property and equipment.

Net cash provided by financing activities

For the nine months ended September 30, 2025, net cash provided by financing activities was $271.7 million, which consisted of net proceeds of $127.8 million from the issuance of common stock pursuant to our initial public offering, $141.7 million of net proceeds from the issuance of common stock and Pre-Funded Warrants in the Private Placement, $2.1 million from the exercise of stock option awards, net of repurchases and $0.6 million from the issuance of common stock under the 2025 Employee Stock Purchase Plan, partially offset by the payment of $0.5 million for the success fee under the loan and security agreement. For the nine months ended September 30, 2024, net cash provided by financing activities was $22.6 million, which consisted of net proceeds from the issuance of convertible promissory notes of $24.5 million and $0.7 million from the exercise of stock option awards, net of repurchases, partially offset by the payment of $2.6 million for deferred offering costs.

Critical accounting policies, significant judgments and use of estimates

Our significant accounting policies are described in detail in the notes to our condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q. We described the accounting policies that we believe involve a significant level of estimation and uncertainty, which could have a material impact on our financial condition or results of operations and are therefore deemed critical accounting policies, in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March, 31, 2025. There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2025.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2025, our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in U.S. Securities and Exchange Commission, or the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2025, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d)and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Investment in drug development is a highly speculative undertaking and involves a substantial degree of risk. We are a clinical-stage biopharmaceutical company with a limited operating history. Our lead programs are still in early clinical development, and we are subject to the risks of failure inherent in the development of therapeutic candidates based on novel technologies. We have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biotechnology industry. Furthermore, we do not expect to generate any product revenue from commercial sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of clinical trials, preclinical studies, research and development, and the regulatory approval process of our therapeutic candidates. For the nine months ended September 30, 2025 and 2024, we incurred a net loss of $96.6 million and net income of $81.8 million, respectively. As of September 30, 2025, we had an accumulated deficit of $455.0 million. We expect to continue to incur significant research and development and other expenses related to our ongoing operations.

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

As of September 30, 2025, our cash, cash equivalents and marketable securities were $383.9 million. Based on our current operating plan, we believe our existing cash, cash equivalents and marketable securities as of September 30, 2025 will enable us to fund our operating expenses and capital expenditure requirements for at least one year from the date of this Quarterly Report on Form 10-Q. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Changes beyond our control may occur that would cause us to use our available capital before that time, including changes in and progress of our development activities and changes in regulation. Our future capital requirements will depend on many factors, including, but not limited to:

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

Our therapeutic candidates are in early stages of development. We do not have any products that are approved for sale in any jurisdiction. We initiated a Phase 2 trial of MZE829, our most advanced lead program, in November 2024, dosed our first patient in February 2025 and expect to report topline proof of concept data on initial patients by the end of the first quarter of 2026. We initiated a Phase 1 clinical trial of our second lead program, MZE782, in September 2024 and announced results from the Phase 1 clinical trial in September 2025. Our other programs are at an early research stage, with no therapeutic candidates identified. Our research programs may not result in viable therapeutic candidates for some time, if ever, and our therapeutic candidates in development may not achieve success in our current or any future clinical trials, or obtain regulatory approval.

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

We have limited experience designing and implementing clinical trials. We initiated a Phase 2 trial of MZE829, our most advanced lead program, in November 2024, dosed our first patient in February 2025 and expect to report topline proof of concept data on initial patients by the end of the first quarter of 2026. We initiated a Phase 1 clinical trial of MZE782 in September 2024 and announced initial clinical data in phenylketonuria, or PKU, and chronic kidney disease, or CKD, in September 2025 and plan to initiate two Phase 2 trials of MZE782 in PKU and CKD in 2026. Failure to design any one of our clinical trials adequately, or incorrect assumptions about the design of the trial, could adversely affect the ability to initiate the trial, enroll patients, complete the trial, or use the clinical trial’s results to support an application for regulatory approval, as well as lead to increased or unexpected costs.

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

We may experience difficulties in patient enrollment in our clinical trials for a variety of external reasons beyond our control, including supply chain disruptions, staffing shortages and other business and economic disruptions resulting from geopolitical actions, including war and terrorism, natural disasters, including earthquakes, typhoons, floods and fires, as well as other disruptions resulting from the impact of public health factors, including pandemics or other health crises, business disruptions of our strategic partners, third-party manufacturers, suppliers and other third parties upon which we rely. Our therapeutic candidates are developed using a precision medicine approach intended to identify specific genetic targets amenable to therapeutic intervention in kidney and metabolic diseases, including obesity. As a result, the potential population of patients eligible for enrollment in our clinical trials will be smaller than the population eligible for enrollment in trials targeting the entire population with the disease, and it may be difficult to identify and enroll adequate numbers of patients in our trials. For example, our therapeutic candidate MZE829 is targeted to treat kidney disease associated with genetic variations in the APOL1 gene, which are most prevalent in people of West African ancestry, including many who identify as Black, African American, Afro-Caribbean and Latina/Latino, which narrows the patient population eligible for enrollment in these trials.

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

Further, we rely on third parties located in China for some of our contract manufacturing, and we expect to continue to use such third-party manufacturers for such purposes. For any activities conducted in China, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies of the United States or Chinese governments, political unrest or unstable economic conditions in China. In addition, certain Chinese biotechnology companies may become subject to trade restrictions, sanctions, other regulatory requirements, or proposed legislation by the U.S. government, which could restrict or even prohibit our ability to work with such entities, thereby potentially disrupting the supply of material to us. For example, the BIOSECURE Act, a version of which was passed in the U.S. House of Representatives, but was not passed by the U.S. Senate in 2024, and a revised version of which was recently passed by the U.S. Senate in 2025, but will be subject to the reconciliation process, would, among other things, prohibit U.S. federal agencies from entering into or renewing any contract with any entity that uses biotechnology equipment or services produced or provided by a “biotechnology company of concern” to perform that contract as well as authorize the U.S. government to name additional Chinese “biotechnology companies of concern,” subject to certain “grandfathering” provisions that provide that the BIOSECURE Act’s prohibitions will not apply for five years to pre-existing contracts and agreements entered into prior to the legislation’s effective date. The BIOSECURE Act has in the past and may in the future define a “biotechnology company of concern” to include WuXi Apptec and its affiliates, or WuXi. Although the BIOSECURE Act has not yet become law, it or a substantially similar bill may be passed or proposed again. We are currently parties to agreements with WuXi, pursuant to which WuXi provides development and manufacturing services to us. If these bills become law, or similar laws are passed, we may be restricted in our ability to work with WuXi and other Chinese biotechnology manufacturing companies to the extent we would contract with, or otherwise receive funding from, the U.S. government. As a result, we may need to seek alternative CMO relationships, but we expect that the grandfathering provision will provide adequate time to identify and execute agreements with alternative CMOs. While we believe we will be able to identify and contract with such alternative CMOs, we cannot predict the terms of any such alternative arrangement nor what actions may ultimately be taken with respect to trade relations between the United States and China or other countries, what products and services may be subject to such actions or what actions may be taken by China or the other countries in retaliation. In addition to the BIOSECURE ACT, any unfavorable government policies on international trade, such as export controls, capital controls or tariffs, new legislation or regulations, renegotiation of existing trade agreements, or any retaliatory trade actions due to recent or future trade tension, may impede, delay, limit, or increase the cost of manufacturing our therapeutic candidates. Such events could result in our clinical or commercial supply of drug, packaging and other services being interrupted or limited, which could harm our business.

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

Several healthcare reform initiatives culminated in the enactment of the Inflation Reduction Act in August 2022, which allows, among other things, the Department of Health and Human Services, or HHS, to negotiate the selling price of a statutorily specified number of drugs and biologics each year that the Centers for Medicare & Medicaid Services, or CMS, reimburses under Medicare Part B and Part D. The negotiated price may not exceed a statutory ceiling price. Only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for single-source biologics) can qualify for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, the first year in which negotiated prices become effective, CMS selected 10 high-cost Medicare Part D drugs in 2023, negotiations began in 2024, and the negotiated maximum fair price for each drug has been announced. CMS has selected 15 additional Medicare Part D drugs for negotiated maximum fair pricing in 2027. For 2028, up to an additional 15 drugs, which may be covered under either Medicare Part B or Part D, will be selected, and for 2029 and subsequent years, up to 20 additional Part B or Part D drugs will be selected. A drug or biological product that has an orphan drug designation for only one rare disease or condition will be excluded from the Inflation Reduction Act’s price negotiation requirements, but loses that exclusion if it has designations for more than one rare disease or condition, or if is approved for an indication that is not within that single designated rare disease or condition, unless such additional designation or such disqualifying approvals are withdrawn by the time CMS evaluates the drug for selection for negotiation. The Inflation Reduction Act also imposes rebates on Medicare Part B and Part D drugs whose prices have increased at a rate greater than the rate of inflation. In addition, the law eliminated the “donut hole” under Medicare Part D beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and establishing a new manufacturer discount program, which requires manufacturers, in order for their drugs to be covered by Medicare Part D, to provide statutorily defined discounts on their brand (NDA) drugs dispensed to Part D enrollees. The Inflation Reduction Act also extends premium enhanced subsidies for lower income individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025, but those subsidies are set to expire at the end of 2025 unless they are extended by Congress. The Inflation Reduction Act permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the Inflation Reduction Act may be subject to various penalties, some significant, including civil monetary penalties. These provisions have begun taking effect progressively starting in 2023, although they may be subject to legal challenges. For example, the provisions related to the negotiation of selling prices of high-expenditure single-source drugs and biologics have been challenged in multiple lawsuits. Thus, it is unclear how the Inflation Reduction Act will be implemented but it will likely have a significant impact on the pharmaceutical industry and the pricing of our products and therapeutic candidates. The One Big Beautiful Bill Act, or OBBBA, which was recently signed into law, reduces funding to federal healthcare programs and imposes additional requirements to be eligible for healthcare, which may result in decreased access to healthcare, particularly for Medicaid programs. The adoption of restrictive price controls in new jurisdictions, more restrictive controls in existing jurisdictions or the failure to obtain or maintain timely or adequate pricing could also adversely impact revenue. We expect pricing pressures will continue globally.

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

Disruptions at the FDA and other government agencies caused by, among other factors, funding shortages or global health concerns could hinder their ability to hire, retain, or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved, or commercialized in a timely manner or at all, or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business. In addition, there is substantial uncertainty regarding new regulatory initiatives and how these might impact the FDA, its implementation of laws, regulations, policies and guidance and its personnel. Similar initiatives may also be directed toward other government agencies. These initiatives could prevent, limit or delay development and regulatory approval of our product candidates, which would adversely affect our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, government shutdowns, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. In addition, government funding of other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

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

From time to time we may provide estimates of addressable markets and market opportunities for our therapeutic candidates, which are based on a variety of inputs, including data published by third parties, our own market insights and internal market intelligence, and internally generated data and assumptions. We have not independently verified any third-party information and cannot be assured of its accuracy or completeness. Market opportunity estimates, whether obtained or derived from third-party sources or developed internally, are subject to significant uncertainty and are based on assumptions and estimates that may prove not to be accurate, particularly given the relatively early stage of our therapeutic candidates. Although we believe our market opportunity estimates are reasonable, such information is inherently imprecise. In addition, our assumptions and estimates of market opportunities are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including but not limited to those described in this Quarterly Report on Form 10-Q. If this third-party or internally generated data prove to be inaccurate or if we make errors in our assumptions based on that data, or if the facts underlying our assumptions change over time, our actual market may be more limited than we estimate it to be. In addition, these inaccuracies or errors may cause us to misallocate capital and other critical business resources, which could harm our business. Our estimates of our market opportunities should not be taken as indicative of our ability to grow our business.

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

Depending upon the timing, duration and specifics of any FDA marketing approval of any therapeutic candidates we may develop, one or more of our U.S. patents, if issued, may be eligible for limited patent term extension under the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent extension term of up to five years as compensation for patent term lost during the FDA regulatory review process, although the amount of available extension to any specific patent eligible for patent term extension depends on a variety of factors, including the date on which the patent issues and certain dates related to the regulatory review period. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. However, we may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents, or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. To the extent we have in-licensed any U.S. patents, we may not have control over the patent term extension process and may rely on our partners to obtain a patent term extension. Moreover, under the agreements pursuant to which we out-license or assign our MZE001, ATXN2 and UNC13A patent portfolios, the applicable licensees have the sole right to apply for patent term extensions with respect to the licensed patents and patent applications. If we or our partners are unable to obtain patent term extension or if the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our business, financial condition, results of operations and prospects could be materially harmed.

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

As of September 30, 2025, there were 4,000,002 shares of our common stock outstanding that we subsequently registered under the Securities Act for resale on Form S-1. These shares may be freely sold in the public market. Furthermore, as of September 30, 2025, there were 5,231,090 shares of our common stock subject to outstanding pre-funded warrants, with an exercise price of $0.001 per share. To the extent any of these warrants are exercised, the shares underlying these warrants may be immediately sold in the public market. These sales, or the perception in the market that we or holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

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

Based on the beneficial ownership of our common stock as of February 28, 2025, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 62% of our voting stock. As a result, these stockholders, if acting together, will continue to have influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, amendment of our organizational documents, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock.

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

We are also an “SRC.” We will continue to be an SRC so long as either (i) the market value of our stock held by non-affiliates is less than $250.0 million or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700.0 million. If we are an SRC at the time we cease to be an EGC, we may continue to rely on the same exemptions from certain disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation and the option to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our share price may be more volatile.

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

None.

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

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Director Departure

On November 6, 2025, Sekar Kathiresan, a member of our board of directors, resigned from our board of directors and the committees thereof. Dr. Kathiresan’s departure was not a result of any disagreement with us over any of our operations, policies or practices.

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2025, the following directors and/or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” in each case as defined in Item 408 of Regulation S-K:

Character of Trading Arrangement
	Action	Date of	Rule	Non-Rule	Nature of	Aggregate Number		Duration of Trading
Name and Title	Taken	Action	10b5-1*	10b5-1**	Trading	of Securities		Arrangement(1)
Atul Dandekar, Chief Strategy & Business Officer	Adopted	September 29, 2025	X		Sale	155,000		12/29/2025-12/4/2026
Harold Bernstein, M.D., Ph.D, President, Research and Development and Chief Medical Officer	Adopted	September 29, 2025	X		Sale	323,635	(2)	12/29/2025-12/29/2026
Amy Bachrodt, SVP, Finance	Adopted	September 29, 2025	X		Sale	56,000	(2)	12/29/2025-12/31/2026
*Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
**"Non-Rule 10b5-1 trading arrangement" as defined in Item 408(c) of Regulation S-K under the Exchange Act.
[1] The trading arrangement may expire on an earlier date if and when all transactions under the arrangement are completed.
[2] This amount represents the maximum total shares that could be sold under the plan.

Item 6. Exhibits

EXHIBIT INDEX

Incorporated by Reference
Exhibit number	Description of document	Form	File No.	Number	Filing Date
4.1	Form of Pre-Funded Warrant.	8-K	001-42490		September 11, 2025
10.1*	Form of Securities Purchase Agreement.	8-K	001-42490		September 11, 2025
10.2	Form of Registration Rights Agreement.	8-K	001-42490		September 11, 2025
10.3	Offer Letter by and between Maze Therapeutics, Inc. and Misbah Tahir.				Filed herewith
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Filed herewith
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Filed herewith
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.				Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents				Filed herewith
104	Cover Page formatted as Inline XBRL and contained in Exhibit 101				Filed herewith

* Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

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

MAZE THERAPEUTICS, INC.

Date: November 6, 2025	By:	/s/ Jason Coloma
Jason Coloma
Chief Executive Officer (Principal Executive Officer)

MAZE THERAPEUTICS, INC.

Date: November 6, 2025	By:	/s/ Misbah Tahir
Misbah Tahir
Chief Financial Officer (Principal Financial Officer)

MAZE THERAPEUTICS, INC.

Date: November 6, 2025	By:	/s/ Amy Bachrodt
Amy Bachrodt
Senior Vice President, Finance (Principal Accounting Officer)