Form 10-K
period 2025-12-31
Maze Therapeutics, Inc.
filed 2026-03-25
CIK 1842295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission File Number: 001-42490

MAZE THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	82-2635018
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☒ No ☐

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

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2025 was approximately $443.9 million, based on the closing price of the registrant’s common stock, as reported by the Nasdaq Stock Market LLC on June 30, 2025, of $12.27 per share. Shares of the registrant’s common stock held by executive officers, directors and a certain holder of 10% or more of the outstanding common stock have been excluded because such persons may be deemed to be affiliates. The determination that such persons are affiliates of the registrant is not necessarily a conclusive determination for any other purpose.

As of March 20, 2026, the registrant had 49,708,658 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Definitive Proxy Statement relating to its 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2025.

MAZE THERAPEUTICS, INC.

ANNUAL REPORT ON FORM 10-K

Special note regarding forward-looking statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and the Private Securities Litigation Reform Act of 1995. These statements appear throughout this Annual Report on Form 10-K and are statements regarding our intent, belief, or current expectations, primarily with respect to our business and related industry developments. In some cases, you can identify forward-looking statements by terms such as “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect” and similar expressions that convey uncertainty of future events or outcomes, although not all forward-looking statements contain these words. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. The forward-looking statements in this Annual Report on Form 10-K include, among other things, statements about:

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

You should read this Annual Report on Form 10-K and the documents that we reference herein and have filed with the Securities and Exchange Commission, or SEC, as exhibits to this Annual Report on Form 10-K with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.

Summary of Risk Factors

Below is a summary of material factors that make an investment in our common stock speculative or risky. Importantly, this summary does not address all of the risks and uncertainties that we face. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider this summary to be a complete discussion of all potential risks or uncertainties that may substantially impact our business. Additional discussion of the risks and uncertainties summarized in this risk factor summary, as well as other risks and uncertainties that we face, are described under the heading “Risk Factors” in this Annual Report on Form 10-K, and this summary is qualified in its entirety by that discussion. Moreover, we operate in a competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible to predict the impact of all of these factors on our business, financial condition or results of operations. You should consider carefully the risks and uncertainties described below and under the heading “Risk Factors” in this Annual Report on Form 10-K.

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

PART I

Item 1. Business

Overview

We are a clinical-stage biopharmaceutical company harnessing the power of human genetics to develop novel, small molecule precision medicines for patients living with kidney and metabolic diseases. We are advancing a pipeline using our Compass platform, which allows us to identify and characterize genetic variants associated with health and disease and then determine how these drive risk for and protection against disease in specific patient groups through a process we refer to as variant functionalization. Our Compass platform has been purpose-built to inform all phases of our drug discovery and development process through clinical trial design. We are currently advancing two wholly-owned clinical programs, MZE829 and MZE782.

Our most advanced program, MZE829, is an oral, small molecule inhibitor of apolipoprotein L1, or APOL1, for the treatment of patients with APOL1-mediated kidney disease, or AMKD, a genetically defined sub-set of chronic kidney disease, or CKD, for which there is no approved treatment today. In October 2024, we reported results from our Phase 1 clinical trial of MZE829, in which we enrolled 111 healthy adult volunteers. MZE829 was well tolerated and demonstrated dose-proportional pharmacokinetics, or PK. We initiated a Phase 2 trial of MZE829 in November 2024, dosed our first patient in February 2025 and reported positive topline clinical proof of concept data in March 2026. The open-label study enrolled 15 patients, all of whom were included in a safety and tolerability analysis, and 12 of whom were evaluable for efficacy. MZE829 was well tolerated, and treatment with MZE829 resulted in a mean reduction in urinary albumin-to-creatinine ratio, or uACR, of 35.6% at week 12 in evaluable patients with broad AMKD, with 50% of such patients achieving at least a 30% reduction in uACR. In a subset of patients with focal segmental glomerulosclerosis, or FSGS, mean uACR reduction was 61.8%. Treatment of non-diabetic AMKD patients with MZE829 led to a clinically meaningful mean reduction from baseline uACR of 48.6%. We plan to continue enrollment in the Phase 2 trial and to advance MZE829 into a pivotal development program.

Our second program, MZE782, is an oral, small molecule inhibitor for the treatment of patients with phenylketonuria, or PKU, an inherited metabolic disorder, and CKD. In September 2025, we reported results from our Phase 1 clinical trial of MZE782, in which we enrolled 112 healthy adult volunteers. MZE782 was well tolerated across all doses in all cohorts and demonstrated a favorable PK profile after single and multiple oral doses. MZE782 produced dose-dependent increases in 24-hour urinary excretion of the neutral amino acids phenylalanine, or Phe, and glutamine, or Gln, across both single ascending dose, or SAD, and multiple ascending dose, or MAD, cohorts, confirming target engagement and SLC6A19 inhibition. We also observed dose-dependent changes in estimated glomerular filtration rate, or eGFR, in healthy individuals with MZE782, similar to those seen with SGLT2 inhibitors, suggesting a potential beneficial effect on kidney physiology. We plan to initiate two Phase 2 proof-of-concept trials of MZE782 in 2026 in patients with PKU and patients with CKD.

Our Compass platform supports end-to-end variant identification and functionalization capabilities as well as advanced research tools and methodologies for drug discovery and development. In addition to our clinical programs, we are advancing multiple programs in preclinical development. We also have partnered other programs discovered through our Compass platform with leading pharmaceutical and biotechnology companies who are now developing those programs.

Pipeline

Our pipeline consists of small molecule product candidates focused on kidney and metabolic diseases. Our most advanced program, MZE829, is in Phase 2 clinical development for AMKD. MZE782 is Phase 2 ready for PKU and CKD. In addition, we have research and discovery programs targeting kidney and metabolic diseases. We also have a partnered program, MZE001 (S606001), for Pompe disease, which we licensed to Shionogi & Co., Ltd and is in Phase 2 development.

Figure 1: Pipeline

Strategy

We leverage our Compass platform to discover and develop precision medicines in subsets of diseases to achieve improved treatment outcomes for patients. Our focus on kidney and metabolic diseases is driven in part by the emerging understanding of the interconnectivity of these diseases. We actively explore expanding development to other patient populations based on emerging genetic data and unmet medical need.

•
Advance MZE829 program in AMKD: We intend to advance the clinical development of MZE829 for the treatment of AMKD, a disease with significant unmet medical need.
•
Advance MZE782 program in PKU and CKD: We intend to advance the clinical development of MZE782 for the treatment of PKU and CKD, each representing patient populations with significant unmet medical need.
•
Commercialization: We intend to maximize the commercial potential of our pipeline by advancing MZE829 and MZE782 through commercialization in geographies where we believe we can effectively commercialize independently, including through the development of targeted capabilities to support adoption.
•
Compass Platform: We intend to leverage our proprietary Compass platform to expand our precision medicine pipeline by identifying and prioritizing novel drug targets in subsets of kidney and metabolic diseases with significant unmet need. The Compass platform is designed to integrate genetic insights to identify well-validated targets and discover therapeutic agents intended to (i) mimic protective genetic variants, (ii) correct the effects of toxic genetic variants, or (iii) target genetic modifiers.

Clinical programs

MZE829 – APOL1-Mediated Kidney Disease (AMKD)

Indication and Unmet Need

Our most advanced program, MZE829, is an oral, small molecule inhibitor of APOL1 in development for the treatment of AMKD. AMKD is a serious, life-threatening, genetically driven form of CKD associated with high-risk coding variants in both alleles of the APOL1 gene.

These variants are most prevalent in individuals of West African ancestry, including many who identify as Black, African American, Afro-Caribbean, and Latina/Latino. The high-risk APOL1 variants are believed to have evolved due to their protective effect against Human African trypanosomiasis, or HAT, also known as sleeping sickness, a parasitic infection endemic to parts of sub-Saharan Africa that is typically fatal if untreated.

Individuals who inherit two high-risk APOL1 variants have a substantially increased risk of developing CKD, frequently experience earlier onset of kidney dysfunction, often before age 50, and are at increased risk of accelerated disease progression. They may initiate dialysis approximately ten years earlier than other CKD populations. Despite treatment with currently available standard of care, including renin-angiotensin-aldosterone system inhibitors and other supportive therapies, clinical outcomes in AMKD remain suboptimal. Many patients continue to experience rapid decline in renal function and progress to end-stage kidney disease, or ESKD. Once patients reach ESKD, they require chronic dialysis or kidney transplantation, both of which are associated with significant morbidity, mortality, reduced quality of life, and substantial healthcare costs.

AMKD affects a broad population across multiple underlying CKD diagnoses. In the United States, approximately six million, or 13%, of African Americans are estimated to carry two high-risk APOL1 variants and are therefore at elevated risk of developing AMKD. It is further estimated that approximately 20% of these individuals, representing over one million people, have CKD attributable, at least in part, to AMKD. We estimate that at least 250,000 patients in the United States represent an initial, addressable broad AMKD population that may be responsive to targeted APOL1 inhibition based on disease stage and clinical characteristics.

AMKD spans diverse CKD subpopulations, including hypertensive non-diabetic CKD, diabetic kidney disease, focal segmental glomerulosclerosis, or FSGS, and other etiologies such as systemic lupus erythematosus, or SLE, HIV-associated nephropathy, or HIVAN, and sickle cell nephropathy. Hypertensive non-diabetic and diabetic patients with APOL1 high-risk variants together represent the majority of the AMKD population. Across these conditions, the presence of APOL1 high-risk genotypes is associated with increased susceptibility to kidney injury and more rapid progression of disease.

Despite the prevalence, severity, and genetic basis of AMKD, there are currently no approved therapies specifically indicated to treat AMKD. Existing treatments focus on management of blood pressure, glycemic control, and other downstream contributors to CKD progression, but they do not directly target APOL1-driven pathogenic mechanisms. As a result, a significant unmet medical need remains for therapies that address the underlying biology of AMKD and have the potential to meaningfully delay disease progression and reduce the risk of ESKD.

Mechanism of Action

APOL1 is a channel-forming innate immunity protein found in circulating high-density lipoproteins in humans and certain primates. In addition to circulating forms, APOL1 is also found locally in kidney endothelial cells and podocytes. Circulating APOL1 mediates resistance to infection from the parasite Trypanosoma brucei through a lytic pore formation mechanism, whereas the function of the cellular forms of APOL1 are less well understood.

The G1 and G2 variants of APOL1 evolved in response to parasites that became resistant to normal APOL1. However, individuals with two copies of the G1 and/or G2 variants have been found to be at higher risk for developing CKD and progressing to ESKD. Rare individuals lacking APOL1 altogether appear to have no higher risk of developing CKD than the general population, suggesting that AMKD is the result of toxicity associated with the risk variants rather than simple loss of APOL1 function. This observation supports the therapeutic hypothesis that selective inhibition of APOL1 activity may reduce the risk and progression of AMKD. It also provides genetic support for the safety of maximally inhibiting APOL1.

APOL1 risk variants are believed to contribute to kidney injury through increased pore formation and ion conductance in podocytes, specialized epithelial cells in the glomerulus that are essential to maintaining the kidney’s filtration barrier. Increased numbers of APOL1 pores disrupt podocyte function and are associated with dysregulated ion flux, including sodium, potassium, calcium, and hydrogen ions. Disruption of cellular ion homeostasis may lead to podocyte dysfunction and cell death, contributing to progressive kidney damage.

APOL1 protein is dynamically regulated within cells and undergoes ongoing synthesis and turnover. As a result, new APOL1 monomers may continually assemble into pores. In addition, inflammatory stimuli are thought to increase its expression. As a result, new APOL1 monomers may continually assemble into additional pores over time, and this may occur to a greater extent with acute or chronic inflammation. We believe that inhibition of pore function alone may not fully address this ongoing biology.

Although the link between APOL1 variants and renal dysfunction has been known for over a decade, we identified a protective variant, N264K, that underpins our therapeutic approach for MZE829. When present, this variant has been shown to reduce the conductance of ions through the APOL1 pore, thereby suppressing the toxicity of APOL1 in kidney cells. In a cross-sectional analysis of approximately 121,000 participants of African ancestry from the Million Veteran Program, the presence of N264K was associated with a statistically significant reduction (p < 0.001) in risk of CKD and ESKD among carriers of two APOL1 risk variants. These findings were replicated in independent cohorts, including Vanderbilt University Medical Center’s BioVU and the National Institutes of Health All of Us research program. A meta-analysis across cohorts demonstrated a 57% reduced risk of CKD and an 81% reduced risk of ESKD in APOL1 high-risk individuals carrying the N264K protective variant.

In human kidney cell models, introduction of the N264K mutation blocked APOL1 ion conductance and reduced toxicity associated with the G2 risk variant. These data informed our therapeutic hypothesis that therapeutic inhibition of APOL1 pore function may mitigate APOL1-mediated kidney injury.

Based on these observations that the kidney pathology in AMKD results from both abnormal pore function and increased pore expression, we believe that targeting both pore formation and pore function may provide more comprehensive modulation of APOL1-mediated toxicity by reducing the creation of new pores while simultaneously limiting ion conductance through existing pores.

MZE829 is our development candidate designed to phenocopy the protective effects observed with the N264K variant. Preclinical studies suggest that MZE829 may disrupt APOL1 pore assembly in addition to inhibiting pore function, a so-called dual mechanism. By interfering with pore formation, MZE829 is designed to reduce the formation of new APOL1 pores. By inhibiting ion conductance through formed pores, MZE829 is designed to limit dysregulated ion flux associated with the high-risk APOL1 variants.

Clinical summary

We completed a Phase 1 randomized, placebo-controlled, single and multiple ascending dose clinical trial evaluating MZE829 in 111 healthy adult volunteers. The primary objective of the Phase 1 trial was to assess the safety and tolerability of single and multiple doses of MZE829 in healthy adult volunteers. The secondary objectives were to evaluate the food effect of a single dose of MZE829 and the pharmacokinetics of single and multiple doses of MZE829. As a part of the Phase 1 trial, we also investigated potential drug-drug interactions, or DDIs, to guide the use of concomitant, standard-of-care medicines in Phase 2.

In October 2024, we reported results from our Phase 1 trial in healthy volunteers. MZE829 was well tolerated at single doses up to 480 mg and multiple doses up to 350 mg daily for seven days. At likely therapeutic dosing levels, all treatment-related adverse events were reported as mild and self-limited without intervention. The most commonly reported treatment-related adverse event was headache. No serious or severe adverse events were reported at any dose. At the supratherapeutic dose of 480 mg, we observed mild and moderate treatment-related adverse events consisting of headache, nausea, vomiting and diarrhea. Due to the tolerability issues reported for multiple patients, we stopped dosing at the 480 mg QD level after two doses.

Dose-proportional PK was observed with low variability (10-40%) across doses and minimal urinary excretion (<1%). The observed half-life of MZE829 was approximately 15 hours, which supports the potential for MZE829 to be dosed once daily. Additionally, no clinically significant DDIs were identified, which we believe supports the ability for MZE829 to be administered together with standard-of-care medicines frequently used in patients with AMKD, including cyclosporine, tacrolimus and mycophenolate mofetil.

The results from our Phase 1 trial demonstrated that MZE829 was well tolerated and established the dosing regimen that we are taking into our Phase 2 trial in patients with AMKD. Patients with the high risk APOL1 genotype and proteinuric kidney disease are currently being enrolled into our Phase 2 trial to reflect a broad spectrum of AMKD patients. A dose of 250 mg orally administered once daily was chosen based on 13-week Good Laboratory Practice (GLP) toxicology studies performed in two species, and clinical safety, tolerability, and PK observed in Phase 1 that predicted that the associated exposure would exceed EC90 based on translational PK/PD (pharmacokinetic/pharmacodynamic) models of proteinuria in bacterial artificial chromosome, or BAC, transgenic mice expressing the human, high risk APOL1 genotype (see Figure 2 below).

Figure 2: MZE829 dose selection for Phase 2 based on BAC-transgenic human APOL1 G2/G2 mouse model of proteinuria. The exposure (steady state free plasma AUC0-24hr) – response (urinary albumin-to-creatinine ratio; uACR) curve from one of several mouse models is shown, overlayed with the exposures achieved in Phase 1 in healthy volunteers at 60, 120 and 240 mg once daily at steady state. Effective concentrations (EC) to achieve 30% (EC30), 60% (EC60) and 90% (EC90) reduction in proteinuria are shown. Similar models of chronic proteinuria on G1/G2 or G2/G2 backgrounds showed similar results.

Our Phase 2 clinical trial is an ongoing 12-week, open-label basket trial designed to evaluate the safety, efficacy and tolerability of MZE829 in adults with proteinuric CKD who have the APOL1 high-risk genotype. The initial two cohorts are enrolling participants aged 18 to 68 with CKD and urine albumin-to-creatinine ratio, or uACR, ≥300 mg, who carry the APOL1 high-risk genotype (G1/G1, G2/G2, G1/G2), meet eGFR criteria of at least 25 mL/min/1.73m2, and have received stable doses of current standard of care treatment for CKD for approximately eight weeks prior to screening. One cohort is comprised of participants with CKD and concurrent type 2 diabetes. The second cohort is comprised of participants with CKD diagnoses attributed to 1) hypertension or 2) FSGS and without a known cause for CKD other than APOL1. These first two cohorts are intended to include patients with a wide array of characteristics of CKD, including patients with more severe disease who have nephrotic range proteinuria and patients with more moderate disease who have lower levels of proteinuria. We further expect to expand into a third cohort of patients with FSGS.

A once daily oral dose of 250 mg MZE829 is being administered to participants in both cohorts over a 12-week treatment period, which we expect to be in an efficacious dose range based on translational in vivo pharmacology models such as the one shown above. The dose of 250 mg orally administered once daily is supported by the safety, tolerability, and PK profile observed in the Phase 1 trial and completed 13-week nonclinical toxicology studies.

The primary endpoint is safety and tolerability, with secondary endpoints including percent participants with at least 30% reduction from baseline in uACR at week 12 and plasma PK. Exploratory endpoints include change from baseline in urinary protein-to-creatinine ratio, or uPCR, at week 12. uACR is a sensitive measure of proteinuria in earlier stages of glomerular kidney disease, particularly in hypertension and diabetes, and has been used to assess risk of cardiovascular, or CV, disease.

In March 2026, we announced positive topline results from our Phase 2 trial of MZE829 in patients with AMKD. The open-label study enrolled 15 patients, all of whom were included in a safety and tolerability analysis, and 12 of whom were evaluable for efficacy based on meeting the per protocol compliance threshold. Patients were largely sub-nephrotic at baseline, with 10 patients having a baseline uACR of 300 to 1,000 mg/g. Across all enrolled patients, eight were diagnosed with AMKD without diabetes, of whom five patients had biopsy-confirmed FSGS, and seven were diagnosed with AMKD with diabetes.

MZE829 was generally well tolerated, with no serious adverse events or severe treatment-related adverse events reported. The most common treatment-related adverse events were headache and diarrhea (each reported in two patients), and one patient discontinued treatment due to mild nausea.

Treatment with MZE829 resulted in a mean reduction in uACR of 35.6% at week 12 in evaluable patients with broad AMKD, with 50% of such patients achieving at least a 30% reduction in uACR. In a subset of patients with FSGS, mean uACR reduction was 61.8%. Treatment of non-diabetic AMKD patients with MZE829 led to a clinically meaningful mean reduction from baseline uACR of 48.6%. Data were also observed in patients with AMKD with diabetes, with two of five evaluable patients achieving at least a 30% reduction in uACR (see Figure 3 below).

AMKD Patients with and without Diabetes

Without Diabetes
With Diabetes
35%
15%
-5%
-25%
-45%
-65%
-85%
Mean % change in uACR[1]
*
*
*
*
≥30% reduction in uACR is considered clinically meaningful
* FSGS
Individual Patients (N=12)
Genotype
G1/G2
G1/G2
G1/G2
G1/G2
G2/G2
G1/G2
G1/G2
G1/G1
G2/G2
G1/G2
G1/G2
G1/G1

1. uACR at baseline was calculated as mean of 3 consecutive first morning voids during screening period

Figure 3: Change in proteinuria at week 12 in AMKD patients with and without diabetes.

We plan to continue enrollment in the Phase 2 trial and to advance MZE829 into a pivotal development program.

MZE782 – Phenylketonuria (PKU)

Indication and Unmet Need

Our second program consists of MZE782 as an investigational oral therapy in development for the treatment of PKU. PKU is an inherited metabolic disorder caused by mutations in the phenylalanine hydroxylase gene, resulting in deficiency of the enzyme responsible for metabolizing Phe. As a result, Phe is insufficiently metabolized and toxic levels accumulate in the body.

PKU is a lifelong genetic disease diagnosed at birth through routine neonatal screening. The disease exists across a spectrum ranging from mild to severe forms. Accumulation of Phe in blood and tissues can cause neurological symptoms including intellectual disability, behavioral abnormalities, seizures, and neuropsychological complications. If left untreated, elevated Phe levels may result in progressive and severe neurological impairment. Even in treated patients, fluctuating Phe levels may impair cognitive function and contribute to ongoing neuropsychiatric burden.

It is estimated that at least 60,000 individuals are living with PKU across key geographies. Current management of PKU includes adherence to a strict, lifelong low-phenylalanine diet, dietary supplementation with other essential amino acids, and frequent monitoring of plasma Phe levels. Maintaining dietary control is challenging and is associated with significant burden on patients and caregivers and major impact on quality-of-life.

Approved pharmacologic therapies include phenylalanine hydroxylase activators and enzyme substitution therapy; however, these treatments have major limitations. Phenylalanine hydroxylase activators enhance residual enzyme activity but are effective only in a subset of patients. Response rates vary depending on disease severity and genotype, and only an estimated 10% to 20% of patients with classic PKU respond to such treatment. Enzyme substitution therapy can reduce plasma Phe levels in a majority of treated adult patients; however, its use is associated with risks including anaphylaxis and injection site reactions and requires chronic subcutaneous administration.

Despite these therapies, many patients remain inadequately controlled, are intolerant to available treatments, or rely on medical diet alone. As a result, a substantial portion of the PKU population continues to experience persistent disease burden.

MZE782 is being developed as an oral therapy intended to address persistent gaps in PKU management. Based on its mechanism of action, MZE782 may address a broad PKU population, including patients with classic, moderate, and mild forms of disease.

An oral therapeutic approach may provide an alternative to injectable enzyme substitution therapy and may offer an additional treatment option for patients who are not adequately controlled on currently available therapies. In addition, improved control of plasma Phe levels, if demonstrated in clinical studies, may reduce reliance on strict dietary restriction. The clinical impact of MZE782 on Phe control and dietary management will be evaluated in future studies.

Mechanism of Action

MZE782 encodes the sodium-dependent neutral amino acid transporter BoAT1, which mediates absorption of neutral amino acids across the small intestine and reabsorption in the renal proximal tubule. As described above, we identified SLC6A19 as a therapeutic target through human genetic analyses demonstrating that reduced transporter activity is associated with favorable clinical phenotypes.

Phe is a neutral amino acid transported by SLC6A19. Accordingly, SLC6A19 plays a role in both intestinal uptake of dietary Phe and renal reabsorption of filtered Phe back into the bloodstream.

PKU is characterized by reduced activity of phenylalanine hydroxylase, resulting in impaired metabolism of Phe and accumulation of toxic levels in the blood and tissues. MZE782 is designed as an oral small molecule inhibitor of SLC6A19 and represents a substrate reduction approach intended to lower systemic Phe exposure.

By inhibiting SLC6A19 in the small intestine, MZE782 is intended to reduce absorption of dietary Phe. Inhibition of SLC6A19 in the kidney is intended to reduce reabsorption of filtered Phe and increase urinary excretion. Through these complementary mechanisms, SLC6A19 inhibition may reduce circulating Phe levels independent of phenylalanine hydroxylase activity. Because this mechanism does not rely on enhancing residual phenylalanine hydroxylase function, SLC6A19 inhibition may be applicable across the PKU spectrum, including patients with classic, moderate, and mild forms of disease, and may provide an option for patients who do not respond adequately to phenylalanine hydroxylase activators.

Clinical development status

In September 2025, we reported results from our Phase 1 clinical trial of MZE782 in which we enrolled 112 healthy adult volunteers who received a single dose of MZE782 ranging from 30 mg to 960 mg or multiple doses of MZE782 ranging from 120 mg to 240 administered once or twice daily. Treatment was well tolerated, with no serious adverse events, no severe adverse events and no treatment-related adverse events leading to discontinuation.

Dose-proportional PK was observed across doses with minimal urinary excretion (<1%). The observed half-life of MZE829 was approximately 11 hours. Exposure increased proportionally with dose, and steady-state was achieved by Day 3. This is supportive of a once- or twice-daily dosing regimen to be evaluated in Phase 2.

Pharmacodynamic assessments demonstrated dose-dependent increases in 24-hour urinary excretion of Phe, consistent with SLC6A19 inhibition and target engagement. In the SAD portion of the study, a single 960 mg dose resulted in an approximately 39-fold increase in urinary Phe excretion relative to baseline. In the MAD cohorts, administration of 240 mg twice daily for seven days resulted in an approximately 42-fold increase in urinary Phe excretion on Day 7. At lower dose levels, including 120 mg once daily, MZE782 produced an approximately 12-fold increase in urinary Phe excretion.

Prior to study initiation, we defined a 10-fold increase in urinary Phe excretion as a pharmacodynamic benchmark for meaningful SLC6A19 inhibition. This benchmark was exceeded across multiple well-tolerated dose levels in both single and multiple ascending dose cohorts. These findings support further evaluation of MZE782 as a potential substrate reduction therapy in patients with PKU.

Based on these results, we plan to initiate a Phase 2 proof-of-concept trial of MZE782 evaluating plasma Phe reduction in patients with PKU in mid-2026. Subchronic GLP toxicology studies (13-week) were performed in two species to support dose selection. Limited infiltration of inflammatory cells surrounding small and medium blood vessels, at doses well above the clinical dose range, were observed. However, these do not impact dose selection for Phase 2.

MZE782 – Chronic Kidney Disease (CKD)

Indication and Unmet Need

Our third program consists of MZE782 as an investigational therapy targeting SLC6A19 for the treatment of CKD. SLC6A19 encodes the protein BoAT1, a sodium-dependent neutral amino acid transporter expressed primarily in the proximal tubule of the kidney and on the brush border of the small intestine. In the kidney, SLC6A19 plays a role in minimizing the excretion of amino acids in urine by transporting these key nutrients from the urine back into the bloodstream. We identified SLC6A19 as a potential therapeutic target based on human genetic findings demonstrating that loss-of-function variants in SLC6A19 are associated with improved renal function and protection from CKD.

CKD affects approximately 37 million patients in the United States and an estimated 700 million patients worldwide. It is expected to become the fifth most prevalent chronic disease in the United States by 2040. CKD manifests through various stages, culminating in ESKD, which necessitates dialysis or kidney transplantation for survival. As of 2018, the five-year survival rate for patients in the United States who initiated dialysis was under 50%. As kidney function diminishes, patients may develop hypertension, anemia, muscle weakness, nerve damage, kidney failure, and cardiovascular disease. Depending on the stage of disease and the age of the patient, up to 50% of patients diagnosed with CKD may also experience heart failure. These complications contribute to premature mortality and increased healthcare utilization.

In addition to its impact on patients and their families, CKD places a substantial burden on the healthcare system. More than 550,000 patients in the United States require dialysis, and approximately 230,000 patients are living with a kidney transplant. Medicare spends more than 24% of its total annual expenditures, or approximately $130 billion, on patients with CKD.

Current treatments for CKD focus on slowing disease progression, but do not target underlying genetic drivers of disease. In addition to lifestyle modifications, the standard of care includes renin-angiotensin-aldosterone system inhibitors, or RAASi, sodium-glucose cotransporter-2 inhibitors, or SGLT2i, and glucagon-like peptide-1 receptor agonists, as well as medications to control blood pressure, blood glucose, anemia, bone and mineral disorders, and fluid overload. While these therapies have improved outcomes, response remains inadequate in a substantial subset of patients. Many patients continue to experience progressive loss of kidney function and remain at risk of ESKD.

Of the approximately 14 million patients in the United States with clinical symptoms requiring treatment, only approximately seven million are currently receiving therapy. Among treated patients, we estimate that up to five million may have an inadequate response to existing therapies. Approximately 25% of patients respond inadequately to SGLT2i therapies. In addition, SGLT2i treatment has been associated with increased risk of diabetic ketoacidosis and urinary tract infections, which may limit uptake or lead to discontinuation in certain patients.

Given the escalating prevalence of CKD, persistent gaps in treatment response, and the substantial clinical and economic burden of disease, there remains a critical need for innovative therapies capable of improving renal outcomes and addressing patients who are inadequately controlled on current standard of care. MZE782 is being developed to reduce proteinuria and slow progression to ESKD in patients inadequately controlled on standard of care. MZE782 may also have potential for use as an add-on therapy in combination with existing treatments. By targeting SLC6A19 through a mechanism distinct from currently available therapies, this approach is intended to address persistent gaps in chronic kidney disease treatment.

Mechanism of Action

Using our Compass platform, we identified SLC6A19 as a therapeutic target through genetic association analyses demonstrating a bidirectional allelic series that included variants associated with either improved or worsened renal function. SLC6A19 encodes the sodium-dependent neutral amino acid transporter BoAT1, which is expressed primarily in the proximal tubule of the kidney and on the brush border of the small intestine.

SLC6A19 emerged as a novel therapeutic target based on analyses of independent sets of human genetic data matched with longitudinal clinical data for kidney health. In the UK Biobank dataset, SLC6A19 variants plotted by allele frequency were statistically significantly associated (p < 5 × 10⁻8) with changes in kidney function as measured by serum creatinine. One loss-of-function missense variant, D173N, demonstrated the largest beneficial effect on kidney function as determined by serum creatinine and cystatin C and increased estimated glomerular filtration rate, consistent with improved kidney function. In contrast, genetic variants associated with higher SLC6A19 expression were associated with worsened biomarker profiles. These directionally opposite effects across multiple biomarkers support a model in which reduced SLC6A19 activity is protective in chronic kidney disease.

We used the Compass platform to identify an additional set of loss-of-function variants in SLC6A19, which increased our power to perform genetic association tests in cohorts of patients with CKD. In a combined analysis of patients with CKD in the UK Biobank and GCKD cohorts, carrying a single loss-of-function allele in SCL6A19 resulted in an almost 50% decrease risk of progression to the composite renal endpoint used in registrational CKD trials. This analysis demonstrated that loss of a single copy of SLC6A19 activity (representing a 50% reduction in activity) is associated with slower disease progression and increases our confidence that inhibition will be therapeutically relevant.

SLC6A19 functions in the proximal tubule to reabsorb neutral amino acids from the filtrate back into the bloodstream in a sodium-dependent manner. MZE782 is designed as a small molecule inhibitor intended to phenocopy the protective effects observed in individuals carrying reduced-function SLC6A19 variants.

Inhibition of SLC6A19 reduces reabsorption of neutral amino acids and modulates sodium handling within the proximal tubule. Similar to SGLT2i therapy, reduced proximal tubular sodium reabsorption may enhance tubulo-glomerular feedback and decrease intraglomerular pressure, a mechanism that has become foundational in current chronic kidney disease therapies. Because SLC6A19 operates through a distinct transporter pathway, this mechanism may be complementary to, and potentially independent of, SGLT2i therapy.

In addition to its potential renal hemodynamic effects, inhibition of SLC6A19 may alter the reabsorption of additional solutes and metabolites in the proximal tubule. By reducing reuptake of certain metabolites, SLC6A19 inhibition may decrease intracellular accumulation of potentially harmful compounds within kidney cells, thereby reducing cellular stress and injury. This proposed detoxification pathway represents a mechanism distinct from glucose transport inhibition.

Clinical development status

In September 2025, we reported results from our Phase 1 clinical trial of MZE782, as described above in MZE782 – Phenylketonuria (PKU) - Clinical development status.

As previously described, MZE782 produced dose-dependent increases in 24-hour urinary excretion of the neutral amino acids Phe and Gln, across both SAD and MAD cohorts, confirming target engagement and SLC6A19 inhibition. In addition, we conducted exploratory analyses of renal function parameters, including estimated eGFR. With established reno-protective therapies, including RAASi and SGLT2i therapies and mineralocorticoid antagonists, treatment is typically associated with a small, initial decline in eGFR. This acute change is generally understood to reflect a transient renal hemodynamic effect consistent with reduced intraglomerular pressure. Over time, this initial change has been associated with a slower rate of eGFR decline compared to placebo across multiple therapeutic classes and patient populations. In the Phase 1 study, MZE782 demonstrated a dose-dependent acute change in eGFR consistent with modulation of proximal tubular sodium handling and tubulo-glomerular feedback. Exploratory analyses of eGFR showed a sustained decrease in eGFR over the treatment period that reversed upon discontinuation of MZE782, further supporting an MZE782-related acute effect. These renal function analyses were exploratory in nature, and the study was not designed to evaluate long-term effects on kidney function. Further evaluation of these findings is planned in future clinical studies in patients with CKD.

We plan to initiate a Phase 2 proof-of-concept trial of MZE782 in CKD in the second half of 2026

Additional kidney and metabolic research programs

In addition to our clinical programs, we are exploring additional targets using our Compass approach.

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

Rare Disease: GYS1 (MZE001) for Pompe disease

MZE001 was our first clinical program and is an investigational oral small molecule inhibitor of muscle-specific glycogen synthase (glycogen synthase 1, or GYS1), designed to reduce glycogen accumulation in muscle tissue as a potential substrate reduction therapy for Pompe disease.

Pompe disease is a rare, inherited lysosomal storage disorder caused by mutations in the gene encoding acid alpha-glucosidase, resulting in accumulation of glycogen in skeletal, respiratory and cardiac muscle and leading to progressive muscle weakness and respiratory compromise. Approximately 50,000 patients are estimated to be living with Pompe disease worldwide.

In December 2022, we completed a randomized, double-blind, placebo-controlled single and multiple ascending dose Phase 1 clinical trial of MZE001 in 129 healthy volunteers. The study evaluated safety, tolerability and pharmacokinetics, with exploratory assessments of biomarkers of glycogen metabolism. MZE001 was well tolerated at all dose levels tested, with no serious adverse events reported. Exploratory analyses demonstrated inhibition of muscle glycogen synthesis and reduction of total muscle glycogen compared to placebo.

In March 2024, we exclusively licensed MZE001 to Shionogi. Under the terms of the agreement, Shionogi received an exclusive, worldwide, sublicensable license to research, develop, manufacture and commercialize MZE001 and related compounds. We received an upfront payment of $150 million and are eligible to receive additional development, regulatory and commercial milestone payments, as well as tiered royalties on future net sales.

Neurology: ATXN2 and UNC13A

ATXN2.

In preclinical studies, we identified ATXN2 as a genetic modifier of amyotrophic lateral sclerosis. Inhibition of ATXN2 was shown in model systems to limit toxicity associated with TDP-43, a protein found to be pathologically aggregated in the majority of amyotrophic lateral sclerosis patients. Using our functional genomics and human genetics capabilities, we developed a microRNA gene therapy designed to reduce ATXN2 expression.

In May 2024, we exclusively licensed our ATXN2 program to Neurocrine Biosciences, Inc. As consideration for such license, we received upfront payment, and we will be eligible to receive milestone payments upon the completion of certain regulatory, development and commercial achievements, as well as royalties based upon future annual net sales.

UNC13A.

Genome-wide association studies have identified variants in the UNC13A gene as risk factors for amyotrophic lateral sclerosis and frontotemporal dementia. We and our collaborators identified a link between UNC13A genetic variation and TDP-43–associated pathology. These findings were published in Nature and were further supported by in vitro studies demonstrating that loss of nuclear TDP-43 leads to cryptic exon formation in UNC13A and reduced UNC13A protein levels.

In April 2024, we exclusively licensed the UNC13A program to Trace Neuroscience, Inc. In connection with the license, we received an upfront payment and are eligible to receive development, regulatory and commercial milestone payments, as well as royalties on future net sales.

Ophthalmology: ANGPTL7 for glaucoma

Through application of our Compass platform, we identified ANGPTL7 as a genetically validated target associated with intraocular pressure and glaucoma risk. Human genetic analyses identified rare protein-altering variants in ANGPTL7 that were associated with lower intraocular pressure and reduced risk of glaucoma.

In November 2020, together with Alloy Therapeutics, Inc., or Alloy, we formed Broadwing, a spin-out company to develop antibody therapies targeting ANGPTL7 and an additional genetically validated ophthalmic target. We contributed cash and in-kind services in exchange for an initial 50% equity interest, and Alloy contributed cash and antibody discovery services for the remaining 50% equity interest.

As of December 31, 2025, we owned approximately 48% of the outstanding equity of Broadwing. We expect our ownership percentage to be diluted upon conversion of outstanding convertible notes issued by Broadwing.

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

While there are currently no approved therapies for AMKD, we are aware of companies advancing therapeutic candidates in clinical trials that target APOL1.

Our second most advanced program, MZE782, is a small molecule targeting SLC6A19, a novel target in CKD and PKU. While there are no currently approved therapies directly modulating SLC6A19, we may face competition from other companies pursuing programs targeting SLC6A19 or alternative approaches for renal indications.

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

Further, precision medicine is a rapidly developing field, with increasing usage within the pharmaceutical and biotechnology industry of machine learning and artificial intelligence, or AI, technologies to analyze genetic data. While we believe our Compass platform has advantages over potential competitors based on our experience in variant functionalization, our access to genetic databases, and the length of time that we have been engaged in developing precision medicine, other companies may have greater resources or the ability to acquire more advanced technology to identify targets and may acquire access to the same genetic data that we utilize. We may not be able to keep up with the pace of innovation that is occurring in our field, and we may face increasing competition in developing precision medicines.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain United States Food and Drug Administration, or FDA, or other applicable regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.

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

For our small molecule APOL1 program, as of March 15, 2026, we own patent families that cover composition of matter of our APOL1 compounds, including MZE829, methods of use, and processes. These patent families include two issued U.S. patents, three pending U.S. provisional patent applications, three pending PCT patent applications, eight pending U.S. non-provisional patent applications, and over forty-five pending foreign patent applications in various jurisdictions including but not limited to Australia, Brazil, Canada, China, the European Patent Office, Hong Kong, Israel, India, Japan, Republic of Korea, Mexico, Saudi Arabia, Singapore, and Taiwan. Any currently issued patents or patents that may issue in the future from these applications in our APOL1 program are projected to expire between 2042 and 2046 unless extended or otherwise adjusted.

For our small molecule SLC6A19 program, as of March 15, 2026, we own patent families that cover composition of matter of our SLC6A19 compounds, including MZE782, methods of use, and processes. These patent families include four pending U.S. provisional patent applications, six pending PCT patent applications, four pending U.S non-provisional patent applications, and over thirty-five pending foreign patent applications in various jurisdictions including but not limited to Australia, Brazil, Canada, China, the European Patent Office, Israel, India, Japan, Republic of Korea, Mexico, Saudi Arabia, Singapore, and Taiwan. Any currently issued patents or patents that may issue in the future from these applications in our SLC6A19 program are projected to expire between 2043 and 2047 unless extended or otherwise adjusted.

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

Clinical trials to support NDAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap. In Phase 1, the initial introduction of the drug into healthy human subjects or patients, the product is tested to assess safety, dosage tolerance, metabolism, PK, pharmacological actions, side effects associated with drug exposure, and to obtain early evidence of a treatment effect if possible. Phase 2 usually involves trials in a limited patient population to determine the effectiveness of the drug for a particular indication, determine optimal dose and regimen, and to identify common adverse effects and safety risks. If a compound demonstrates evidence of effectiveness and an acceptable safety profile in Phase 2 evaluations, Phase 3 trials are undertaken to obtain additional information about clinical effects and confirm efficacy and safety in a larger number of patients, typically at geographically dispersed clinical trial sites, to permit the FDA to evaluate the overall benefit-risk relationship of the drug and to provide adequate information for the labeling of the product. In many cases, particularly for prevalent diseases, the FDA requires two adequate and well-controlled Phase 3 clinical trials to demonstrate the safety and efficacy of the drug. In many other conditions, particularly for rare diseases, a single Phase 3 trial may also be sufficient in conjunction with confirmatory evidence. A single adequate and well-controlled trial may also be sufficient, though it is less common, when the trial is a large, multicenter trial demonstrating internal consistency and a statistically very persuasive finding of a clinically meaningful effect on mortality, irreversible morbidity or prevention of a disease with a potentially serious outcome and confirmation of the result in a second trial would be practically or ethically. Approval on the basis of a single trial may be subject to a requirement for additional post-approval studies.

In addition, the manufacturer of an investigational drug in a Phase 2 or Phase 3 clinical trial for a serious or life-threatening disease is required to make available, such as by posting on its website, its policy on evaluating and responding to requests for expanded access to such investigational drug.

After completion of the required clinical testing, an NDA is prepared and submitted to the FDA. FDA approval of the NDA is required before marketing and distribution of the product may begin in the United States. The NDA must include the results of all preclinical, clinical, and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture, and controls. The cost of preparing and submitting an NDA is substantial. The submission of most NDAs is additionally subject to a substantial application user fee. Under an approved NDA, the applicant is also subject to an annual program fee. These fees typically increase annually. The FDA has 60 days from its receipt of an NDA to determine whether the application will be filed based on the FDA’s determination that it is adequately organized and sufficiently complete to permit substantive review. Once the submission is filed, the FDA begins an in-depth review. The FDA has agreed to certain performance goals to complete the review of NDAs. Most applications are classified as Standard Review products that are reviewed within ten months of the date the FDA files the NDA; applications classified as Priority Review are reviewed within six months of the date the FDA files the NDA. An NDA can be classified for Priority Review when the FDA determines the drug has the potential to treat a serious or life-threatening condition and, if approved, would be a significant improvement in safety or effectiveness compared to available therapies. The review process for both standard and priority reviews may be extended by the FDA for three months to consider information the FDA considers to be a major amendment to the NDA.

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

Healthcare reform

Healthcare reforms that have been adopted, and that may be adopted in the future, could result in further reductions in coverage and levels of reimbursement for pharmaceutical products, increases in rebates payable under U.S. government rebate programs and additional downward pressure on pharmaceutical product prices. Healthcare reform proposals recently culminated in the enactment of the Inflation Reduction Act, which eliminated, beginning in 2025, the coverage gap under Medicare Part D by significantly lowering the enrollee maximum out-of-pocket cost and requiring manufacturers to subsidize, through a newly established manufacturer discount program, 10% of Part D enrollees’ prescription costs for brand drugs below the out-of-pocket limit, and 20% once the out-of-pocket limit has been reached. The Inflation Reduction Act also allows HHS to directly negotiate the selling price of a statutorily specified number of drugs each year that CMS reimburses under Medicare Part B and Part D. The negotiated price may not exceed a statutory ceiling price. Only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for biologics) can qualify for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, the first year in which negotiated prices become effective, CMS selected 10 high-cost Medicare Part D drugs in 2023, negotiations began in 2024, and the negotiated maximum fair price for each product has been announced. CMS has selected 15 additional Medicare Part D drugs for negotiated maximum fair pricing in 2027. For 2028, an additional 15 drugs, which may be covered under either Medicare Part B or Part D, will be selected, and for 2029 and subsequent years, 20 Part B or Part D drugs will be selected. A drug or biological product that has an orphan drug designation for only one rare disease or condition will be excluded from the Inflation Reduction Act’s price negotiation requirements, but loses that exclusion if it has designations for more than one rare disease or condition, or if is approved for an indication that is not within that single designated rare disease or condition, unless such additional designation or such disqualifying approvals are withdrawn by the time CMS evaluates the drug for selection for negotiation. The Inflation Reduction Act also imposes rebates on Medicare Part B and Part D drugs whose prices have increased at a rate greater than the rate of inflation. The Inflation Reduction Act permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the Inflation Reduction Act may be subject to various penalties, some significant, including civil monetary penalties. The Inflation Reduction Act also extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. These provisions have begun taking effect progressively starting in 2023, although they may be subject to legal challenges. For example, the provisions related to the negotiation of selling prices of high-expenditure single-source drugs and biologics have been challenged in multiple lawsuits. Thus, while it is unclear how the Inflation Reduction Act will be implemented, it will likely have a significant impact on the pharmaceutical industry and the pricing of pharmaceutical products, particularly pharmaceutical products indicated for prevalent conditions. The One Big Beautiful Bill Act, or OBBBA, which was recently signed into law, reduces funding to federal healthcare programs and imposes additional requirements to be eligible for healthcare, which may result in decreased access to healthcare, particularly for Medicaid programs. It is unclear to what extent other statutory, regulatory, and administrative initiatives will be enacted and implemented in the future.

Employees and human capital resources

As of December 31, 2025, we had 141 employees, all of whom were full-time and 108 of whom were engaged in research and development activities. Approximately 55 of our employees hold Ph.D. or M.D. degrees. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be an asset.

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. Before making your decision to invest in shares of our common stock, you should carefully consider the risks described below, together with the other information contained in this Annual Report on Form 10-K, including in the sections titled “Special note regarding forward-looking statements” and “Management’s discussion and analysis of financial condition and results of operations” and in our financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The risks and uncertainties described below are not the only ones we face. These disclosures reflect the Company’s beliefs and opinions as to factors that could materially and adversely affect the Company and its securities in the future. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past or their likelihood of occurring in the future. Additional risks and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. We cannot assure you that any of the events discussed below will not occur. These events could have a material and adverse impact on our business, financial condition, results of operations and prospects. If that were to happen, the trading price of our common stock could decline, and you could lose all or part of your investment.

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

Investment in drug development is a highly speculative undertaking and involves a substantial degree of risk. We are a clinical-stage biopharmaceutical company with a limited operating history. Our lead programs are still in early clinical development, and we are subject to the risks of failure inherent in the development of therapeutic candidates based on novel technologies. We have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biotechnology industry. Furthermore, we do not expect to generate any product revenue from commercial sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of clinical trials, preclinical studies, research and development, and the regulatory approval process of our therapeutic candidates. For the years ended December 31, 2025 and 2024, we incurred a net loss of $131.1 million and net income of $52.2 million, respectively. As of December 31, 2025, we had an accumulated deficit of $489.5 million. We expect to continue to incur significant research and development and other expenses related to our ongoing operations.

Since our inception, we have focused substantially all of our efforts and financial resources on research and development activities for our programs and on establishing arrangements and collaborations with third parties for the development of our therapeutic candidates. To date, we have not generated any product revenue from product sales and have financed our operations primarily through sales of our equity and convertible promissory notes, debt financing, as well as one-time, nonrefundable, upfront licensing payments.

Our prior losses, combined with expected future losses, have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses to significantly increase in connection with the ongoing clinical trials for our lead programs, MZE829 and MZE782, further development of our Maze Compass platform, or our Compass platform, planned preclinical studies, IND filings and clinical trials for future therapeutic candidates. We will also incur substantial additional expenses as we seek to expand our intellectual property portfolio, including through potential in-licensing opportunities, and hire additional personnel as we scale up our operations. We expect to continue to incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

Developing pharmaceutical products, including conducting clinical trials and preclinical studies, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception, and we expect our expenses to increase substantially in connection with our ongoing research and development activities, particularly as we advance our developmental programs, advance our current clinical trial and preclinical studies, commence additional clinical trials and preclinical studies and expand the breadth of our Compass platform. In addition, even if we obtain marketing approval for any of our therapeutic candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional capital in connection with our continuing operations. Adequate additional financing may not be available to us on favorable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we are unable to raise capital when needed or on favorable terms, we could be forced to delay, reduce or eliminate our clinical and preclinical development, research and development programs, our commercialization plans or other operations.

As of December 31, 2025, our cash, cash equivalents, and marketable securities were $360.0 million. Based on our current operating plan, we believe our existing cash, cash equivalents and marketable securities as of December 31, 2025 will enable us to fund our operating expenses and capital expenditure requirements for at least one year from the date of this Annual Report on Form 10-K. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Changes beyond our control may occur that would cause us to use our available capital before that time, including changes in and progress of our development activities and changes in regulation. Our future capital requirements will depend on many factors, including, but not limited to:

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

Raising additional capital may cause dilution to our stockholders, cause the price of our common stock to decline, restrict our operations or require us to relinquish rights to our technologies or therapeutic candidates.

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

We have an effective Form S-3ASR automatic shelf registration statement, or the “Shelf Registration,” on file with the Securities and Exchange Commission, or SEC, which allows us to sell any combination of common stock, preferred stock, debt securities, warrants, subscription rights, and/or units consisting of one or more of the foregoing in one or more offerings.

We have also entered into an Open Market Sale AgreementSM, or the 2026 Sales Agreement, with Jefferies LLC, pursuant to which we may elect to issue and sell shares of our common stock having an aggregate offering price of up to $200.0 million in such quantities and on such minimum price terms as we set from time to time through Jefferies LLC as our sales agent. To date, no sales have occurred under the 2026 Sales Agreement.

The issuance of additional shares of our common stock pursuant to the Shelf Registration or the 2026 Sales Agreement, or issuances of securities convertible into or exercisable for our common stock or other equity-linked securities, including preferred stock, warrants, debt securities or units, would dilute the ownership interest of our existing stockholders. Further, any such sales, or the anticipation of such sales, could depress the market price of our common stock and impair our ability to raise capital through the sale of additional securities. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends.

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

On February 4, 2026, we entered into a loan and security agreement, or the Hercules Loan Agreement, with certain lenders and Hercules Capital, Inc., in its capacity as administrative agent and collateral agent for itself and the lenders party thereto, which provides for a senior secured term loan facility, or the Hercules Term Loan Facility, in an aggregate principal amount of up to $200.0 million. An initial term loan of $40.0 million was funded upon entering into the Hercules Loan Agreement and the Hercules Term Loan Facility includes up to six additional term loan tranches providing up to an aggregate $160.0 million in additional loan commitments through February 2031, so long as we satisfy certain conditions precedent. The final tranche of $50.0 million is subject to approval by the lenders’ investment committee. The facility has a maturity date of February 1, 2031, and may be prepaid at any time, subject to prepayment premiums. This senior secured term facility will accrue interest at an annual rate determined by reference to the Prime Rate as reported in the Wall Street Journal, with interest rate floors that range from 7.95% to 9.25% depending on the tranche. Accrued interest is payable on the first business day of each month until (a) February 2030 or (b) if certain performance and financing milestones are satisfied, the maturity date. The Federal Reserve has raised, and may in the future further raise, interest rates to combat the effects of recent high inflation. An increase in the prime rate resulting in interest rates above the set minimum rate would increase our debt service obligations, which could have a negative impact on our cash flow, financial position or operating results, or result in increased borrowing costs in the future.

All of our obligations under the Hercules Loan Agreement are secured by a first lien perfected security interest on substantially all of our existing assets and after-acquired assets, except for intellectual property, subject to customary exceptions.

The Hercules Loan Agreement contains certain representations and warranties, affirmative covenants, negative covenants, financial covenants, and conditions that are customarily required for similar financings. The affirmative covenants, among other things, require us to undertake various reporting and notice requirements and an obligation to maintain in force certain rights, approvals and assets. The negative covenants restrict or limit our ability to, among other things and subject to certain exceptions contained in the Hercules Loan Agreement, incur new indebtedness, create liens on assets, engage in certain fundamental corporate changes, such as mergers or acquisitions, or changes to the Company’s business activities, and to make Investments (as defined in the Hercules Loan Agreement) or distributions, or redemptions, in each case subject to customary exceptions. The negative covenants also restrict our ability to change our fiscal year, repay certain other indebtedness, engage in certain affiliate transactions, or enter into, amend or terminate any other agreement that has the impact of restricting our ability to make loan repayments under the Hercules Loan Agreement. In addition, unless either (i) our market capitalization is greater than or equal to $450.0 million and an aggregate of no more than $85.0 million in principal amount is outstanding under the term loans or (ii) our market capitalization is greater than or equal to $750.0 million, we must at all other times maintain unrestricted cash and cash equivalents of at least 50% of the outstanding loan amount, decreasing to 40% and 35% upon satisfaction of certain performance and financing milestones. Our ability to comply with these covenants and restrictions may be affected by events beyond our control, and breaches of these covenants and restrictions could result in a default under the Hercules Loan Agreement or under any future financing agreements that we may enter into, which would give our lenders the right to terminate their commitments to provide loans and to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. Conforming to such restrictive and financial covenants under the Hercules Loan Agreement may limit our operating flexibility and we may be required to delay, limit, reduce or terminate our research, product development or future commercialization efforts or grant rights to third parties to develop and market therapeutic candidates that we would otherwise prefer to develop and market ourselves.

The Hercules Loan Agreement also contains certain customary Events of Default (as defined in the Hercules Loan Agreement). The occurrence of an Event of Default could result in, among other things, the declaration that all outstanding principal and interest under the Hercules Term Loan Facility are immediately due and payable in whole or in part. See Note 16, Subsequent events, in Part II, Item 8 of this Annual Report on Form 10-K for further discussion of the Hercules Loan Agreement.

Risks related to discovery and development of our therapeutic candidates

We are early in our development efforts and highly dependent on the success of our lead programs. If we are unable to commercialize our therapeutic candidates or experience significant delays in doing so, our business will be materially harmed.

Our therapeutic candidates are in early stages of development. We do not have any products that are approved for sale in any jurisdiction. We initiated a Phase 2 trial of MZE829, our most advanced lead program, in November 2024, dosed our first patient in February 2025 and reported positive topline clinical proof of concept data in March 2026. We initiated a Phase 1 clinical trial of our second lead program, MZE782, in September 2024 and announced initial clinical data in phenylketonuria, or PKU, and chronic kidney disease, or CKD, in September 2025. We plan to initiate two Phase 2 trials of MZE782 in PKU and CKD in 2026. Our other programs are at an early research stage, with no therapeutic candidates identified. Our research programs may not result in viable therapeutic candidates for some time, if ever, and our therapeutic candidates in development may not achieve success in our current or any future clinical trials, or obtain regulatory approval.

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
•
addressing any delays in our clinical trials, or in the manufacture or distribution of our therapeutic candidates, if approved, resulting from any major natural disasters, health pandemics, economic conditions or significant political events; and
•
maintaining a continued acceptable safety profile of the products following approval.

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

We have limited experience designing and implementing clinical trials. We initiated a Phase 2 trial of MZE829, our most advanced lead program, in November 2024, dosed our first patient in February 2025 and reported positive topline clinical proof of concept data in March 2026. We initiated a Phase 1 clinical trial of MZE782 in September 2024 and announced initial clinical data in PKU and CKD in September 2025. We plan to initiate two Phase 2 trials of MZE782 in PKU and CKD in 2026. Failure to design any one of our clinical trials adequately, or incorrect assumptions about the design of the trial, could adversely affect the ability to initiate the trial, enroll patients, complete the trial, or use the clinical trial’s results to support an application for regulatory approval, as well as lead to increased or unexpected costs.

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
•
external factors such as geopolitical events, infectious disease outbreaks and public health crises;
•
geopolitical events in countries where we have or seek to have clinical trial sites;
•
reporting of the preliminary results of any of our clinical trials; and
•
potential approval and commercial availability of a competitor’s product for the same indication.

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

Our two lead programs are intended to treat CKD, which is a progressive condition associated with severe and often life-threatening co-morbidities. Clinical trials that involve patients with significant co-morbidities are associated with increased risks as such participants may be particularly susceptible to safety and toxicity risks. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff, as safety and toxicity monitoring may be complicated and difficult to manage, which could result in patient death or other significant issues. Additionally, it can be difficult to determine if the serious adverse or unexpected side effects were caused by our therapeutic candidate or some other factor, especially in subjects who may suffer from other medical conditions and take other medications.

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
•
any therapeutic candidates we develop may be covered by third parties’ patents or other exclusive rights;
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

We rely on non-exclusive access to third-party data sources of genetic and paired clinical data for our Compass platform, including, among others, the University of Helsinki, Queen Mary University, the UK Biobank, Biobank Japan and the Million Veteran Program, as well as specialized databases such as the Chronic Renal Insufficiency Cohort, which is managed by the National Institute for Diabetic, Digestive and Kidney Diseases, and other genetic data sets we have acquired or may acquire access to in the future. Our ability to access data from these and similar sources is vital to all phases of our Compass platform, including target identification and variant functionalization.

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

We rely on third parties to manufacture our clinical product supplies and therapeutic candidates and we may not be able to obtain adequate supplies at a reasonable cost or in a timely manner.

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

We or some of our suppliers may experience disruption to our or their respective supply chain due to the effects of macroeconomic conditions, which could delay, prevent or impair our development or commercialization efforts.

We or our third-party suppliers may be affected by macroeconomic events and conditions, including inflation, interest rate fluctuations, new or changing tariff policies or trade restrictions, uncertainty with respect to the federal budget and debt ceiling and potential government shutdowns related thereto, increasing financial market volatility and uncertainty, the impact of war or military conflict, including regional conflicts around the world, and public health pandemics. Supply chain disruptions could negatively impact our cost of materials and production processes. For example, the United States has announced tariffs on many goods imported from specified nations, including China and those in the European Union. In addition, recent media reports have suggested potential increased tariffs for pharmaceutical products, which may impact our supply chain and create uncertainty in the broader pharmaceutical industry. If we or certain third parties with whom we work are unable to obtain clinical trial supplies or pharmaceutical products in sufficient quantity and in a timely manner due to disruptions in the global supply chain caused by macroeconomic events and conditions, or if the costs of such materials increase due to tariffs, trade restrictions or other factors, the development, testing and clinical trials of our product candidates may be delayed or infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business.

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

In order to market and sell our products in any jurisdiction outside the United States, we must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies from country to country and may involve additional testing. The time required to obtain approval from foreign regulatory authorities may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before such product can be approved for sale in that country. We may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may not be able to submit for marketing approvals and may not receive necessary approvals to commercialize our products in any market.

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

Any therapeutic candidate for which we, or any of our partners obtain marketing approval, as well as the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such product, will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include, but are not limited to, restrictions governing promotion of an approved product, submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, and requirements regarding drug distribution and the distribution of samples to physicians and recordkeeping.

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

Failure to comply with laws governing international business practices may result in substantial civil and criminal penalties and suspension or debarment from government contracting. The SEC also may suspend or bar issuers from trading securities on U.S. exchanges for violations of the FCPA accounting provisions.

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

Even if our Compass platform performs its intended functions, we may be unable to use the discoveries resulting from the platform to produce new therapies. Despite recent scientific advances in the life sciences and our improved understanding of biology, the roles of genes and proteins and their involvement in diseases and in other life processes is not well understood. Therefore, notwithstanding any potential promising results in earlier studies or clinical trials, we may face significant setbacks in current or future studies or clinical trials. If we are unable to use our platform discoveries to develop and market new drugs or therapies, our business may fail or we may never become profitable.

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

If we are unable to establish our own sales and marketing capabilities and must rely on third parties to market and sell our products, our revenue from product sales and our profitability, if any, are likely to be lower than if we ourselves were to market and sell any products that we develop. In addition, we may not be successful in entering into arrangements with third parties to market and sell our therapeutic candidates or may be unable to do so on terms that are acceptable to us. Any of these third parties may fail to devote the necessary resources and attention to sell and market our products effectively. If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our therapeutic candidates.

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

Moreover, we might not be able to attract or retain qualified management and other key personnel in the future due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses, particularly in the San Francisco Bay Area, where we are headquartered, and we may be required to expend significant financial resources in our employee recruitment and retention efforts. Many pharmaceutical companies with whom we compete for qualified personnel have greater financial and other resources, different risk profiles and longer operating histories in the industry than we do. They also may provide candidates with more diverse opportunities and better chances for career advancement. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, including personnel with clinical development expertise, we may experience constraints that will harm our ability to implement our business strategy and achieve our business objectives.

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

Although we are still in the process of implementing our internal security controls, policies and other measures, we have taken steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties upon which we rely). We may not, however, detect and remediate all such vulnerabilities including on a timely basis. Further, we may experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Despite the implementation of these security measures, our information technology systems and those of our third-party vendors and other contractors and consultants have been in the past, and may be in the future, potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, accidents by our employees or third-party service providers, natural disasters, terrorism, war, global pandemics, and telecommunication and electrical failures. We may also experience security incidents from inadvertent or intentional actions by our employees, third-party vendors, contractors, consultants, business partners and/or other third parties, including theft, fraud or unauthorized access to or use of our information technology systems, or attack or damage from hacking, cyberattacks or supply chain attacks by malicious third parties and sophisticated nation-state and nation-state-supported actors (including the deployment of harmful computer viruses and malware, ransomware, denial or degradation-of-service attacks, phishing attacks and other social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our system infrastructure, or that of our third-party vendors and other contractors and consultants, impede our ability to conduct business, delay our financial reporting or lead to data leakage.

While we have a security consultant provide annual assessments on our systems vulnerabilities, the risk of a security incident or disruption, particularly through cyberattacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, continues to increase as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. We may not be able to anticipate all types of security threats, nor implement preventive measures effective against all such security threats. The techniques used by cyber criminals change frequently, may not be recognized until launched and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations, or hostile foreign governments or agencies. Cyberattacks or security incidents could remain undetected for an extended period, which could potentially result in significant harm to our information technology systems, as well as unauthorized access to the information stored on and transmitted by our information technology systems. Even if identified, the full extent of a cyberattack or security incident may not be determined immediately and we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. Moreover, recovery of our information technology systems may be additionally hampered where we have outsourced the operation of information technology systems and information storage to third parties. Any breach, loss or compromise of confidential information may also subject us to liability, government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); breach notification and additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class action litigation); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may prevent or cause customers to stop using our products, deter new customers from using our products, and negatively impact our ability to grow and operate our business. If the information technology systems of our third-party vendors and other contractors and consultants become subject to disruptions or security incidents, we may have insufficient recourse against such third parties and we may have to expend significant resources to mitigate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring.

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

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. Unused federal net operating losses generated in tax years beginning after December 31, 2017 will not expire and may be carried forward indefinitely but the deductibility of such federal net operating losses in taxable years beginning after December 31, 2020 is limited to 80% of current year taxable income. In addition, both our current and our future unused losses and other tax attributes (such as research credits) may be subject to limitation under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, if we undergo, or have undergone, an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in our equity ownership by certain stockholders over a three-year period. We had a Section 382 study prepared which covered the period from inception through December 2025. The study concluded that several ownership changes occurred since our inception. However, it was determined that the annual available NOLs under Section 382 will be sufficient to utilize in their entirety prior to their respective expiration years. It is possible that we may undergo additional ownership changes in the future, including as a result of the issuance of common stock pursuant to our initial public offering completed in February 2025 or future transactions or events that may be outside of our control. As a result, even if we attain profitability, our ability to use our pre-change net operating loss carryforwards and other pre-change tax attributes (such as research tax credits) to offset our post-change income or taxes may be limited. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. In addition, at the state level, there may be periods during which the use of net operating losses is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result of the foregoing, even if we attain profitability, we may be unable to use all or a material portion of our net operating losses and other tax attributes, which could adversely affect our future cash flows.

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

We may, from time to time, elect to sell securities in a public offering or private placement. For example, in September 2025, we entered into a securities purchase agreement with certain investors, pursuant to which we issued and sold in a private placement an aggregate of 4,000,002 shares of our common stock and pre-funded warrants to purchase up to an aggregate of 5,231,090 shares of our common stock. We subsequently registered the common stock (including the shares of common stock issuable upon exercise of the pre-funded warrants) under the Securities Act for resale on Form S-1, such that these shares may now be sold by the purchasers in the public market at any time. Additionally, as of December 31, 2025, there were 4,331,090 shares of our common stock subject to outstanding pre-funded warrants, with an exercise price of $0.001 per share. To the extent any of these warrants are exercised, the shares underlying these warrants may be immediately sold in the public market. These sales, or the perception in the market that we or holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

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

Based on the beneficial ownership of our common stock as of February 28, 2026, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 52% of our voting stock. As a result, these stockholders, if acting together, will continue to have influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, amendment of our organizational documents, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock.

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

General risk factors

We incur increased costs as a result of operating as a public company, and our management must devote substantial time to compliance matters and corporate governance practices.

As a public company, and particularly after we are no longer an EGC, we incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Stock Market, LLC, or Nasdaq, and other applicable securities rules and regulations impose various requirements on public companies, like us, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance matters. Moreover, these rules and regulations have substantially increased our legal and financial compliance costs and have made some activities more time consuming and costly. For example, as a public company, it is more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain sufficient coverage. We cannot predict or estimate the amount or timing of additional costs we may incur in the future to respond to these requirements. These requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. The increased costs may require us to reduce costs in other areas of our business or increase the prices of our products once commercialized. Moreover, these rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

We are an “EGC” and we cannot be certain if the reduced reporting requirements applicable to EGCs will make our common stock less attractive to investors.

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

On December 31, 2025, we determined that we will no longer be a smaller reporting company, beginning with our first quarterly report for the quarter ending March 31, 2026. However, because we remain an EGC, we may continue to rely on the same exemptions from certain disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation and the option to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our share price may be more volatile.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, our management is required to report upon the effectiveness of our internal controls over financial reporting beginning with this Annual Report on Form 10-K. When we lose our status as an “EGC” and become an “accelerated filer” or a “large accelerated filer,” our independent registered public accounting firm will be required to attest to the effectiveness of our internal controls over financial reporting. The rules governing the standards that must be met for management to assess our internal controls over financial reporting are complex and require significant documentation, testing, and possible remediation. To comply with Section 404, we must document and evaluate our internal controls over financial reporting, which is both costly and challenging. In this regard, we have dedicated significant internal resources, have engaged outside consultants as needed, and have adopted a detailed work plan to (i) assess and document the adequacy of internal control over financial reporting, (ii) take steps to improve control processes as appropriate, (iii) validate through testing that controls are functioning as documented, and (iv) implement a continuous reporting and improvement process for internal control over financial reporting. This process is time-consuming, costly and complicated.

We believe that any internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. There may be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations, or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC, or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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

Risk Management and Strategy

Our cybersecurity risk management program is focused on the following key areas:

1.
Governance: As described under “Governance” below, our board of directors oversees cybersecurity risk management in coordination with the audit committee of our board of directors, which regularly interacts with our management team, including our Chief Executive Officer, our General Counsel, our Senior Vice President, Finance, and our Senior Director, Head of IT, or Head of IT.
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

On March 20, 2026, there were approximately 41 holders of record of our common stock. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future. Any future determination to declare dividends will be made at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements, general business conditions and other factors that our board of directors may deem relevant. In addition, the terms of our loan and security agreement with certain lenders and Hercules Capital, Inc. place restrictions on our ability to pay cash dividends on our capital stock.

Securities Authorized for Issuance under Equity Compensation Plans

Information about our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10-K.

Recent Repurchases of Equity Securities.

None.

Unregistered Sale of Securities.

On September 10, 2025, we entered into a securities purchase agreement with certain selling stockholders, pursuant to which we issued and sold an aggregate of (i) 4,000,002 shares of common stock at a purchase price of $16.25 per share and (ii) in lieu of shares of common stock for certain selling stockholders, warrants to purchase up to an aggregate of 5,231,090 shares of common stock at a purchase price of $16.249 per warrant, resulting in gross proceeds to us of $150.0 million. For the year ended December 31, 2025, warrants to purchase 900,000 shares of our common stock were exercised, and as of December 31, 2025, warrants to purchase 4,331,090 shares of our common stock remained outstanding.

This transaction was exempt from registration requirements of the Securities Act in reliance upon Section 4(a)(2) of the Securities Act or Regulation D promulgated under the Securities Act.

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

Overview

We are a clinical-stage biopharmaceutical company harnessing the power of human genetics to develop novel, small molecule precision medicines for patients living with kidney and metabolic diseases. We are advancing a pipeline using our Compass platform, which allows us to identify and characterize genetic variants associated with health and disease and then determine how these drive risk for and protection against disease in specific patient groups through a process we refer to as variant functionalization. Our Compass platform has been purpose-built to inform all phases of our drug discovery and development process through clinical trial design. We are currently advancing two wholly-owned clinical programs, MZE829 and MZE782.

In March 2026, we announced positive topline clinical proof of concept data from our Phase 2 study of MZE829 in patients with broad APOL1-mediated kidney disease, or AMKD. The open-label study enrolled 15 patients, all of whom were included in a safety and tolerability analysis, and 12 of whom were evaluable for efficacy. MZE829 was well tolerated, and treatment with MZE829 resulted in a mean reduction in urinary albumin-to-creatinine ratio, or uACR, of 35.6% at week 12 in evaluable patients with broad AMKD, with 50% of such patients achieving at least a 30% reduction in uACR. In a subset of patients with focal segmental glomerulosclerosis, or FSGS, mean uACR reduction was 61.8%. Treatment of non-diabetic AMKD patients with MZE829 led to a clinically meaningful mean reduction from baseline uACR of 48.6%. We plan to continue enrollment in the Phase 2 trial and to advance MZE829 into a pivotal development program. See Item 1 of this Annual Report on Form 10-K for additional details.

In September 2025, we announced positive clinical results from our Phase 1 healthy volunteer study of MZE782. We plan to initiate two Phase 2 proof-of-concept trials of MZE782, evaluating plasma Phe reduction in phenylketonuria, or PKU, and proteinuria reduction in chronic kidney disease, or CKD, in 2026. See Item 1 of this Annual Report on Form 10-K for additional details.

Since our inception, we have focused substantially all of our efforts and financial resources on research and development activities for our programs and on establishing arrangements and collaborations with third parties for the development of our therapeutic candidates. To date, we have not generated any revenue from product sales and have financed our operations primarily through sales of our equity and convertible promissory notes, debt financing, as well as one-time, nonrefundable upfront payments we received pursuant to the license agreements we entered into with several biotechnology companies in 2024, including the exclusive license agreement with Shionogi & Company, Ltd., or Shionogi. We do not expect to generate any revenue from commercial sales for the foreseeable future. We expect to continue incurring significant operating losses for the foreseeable future due to the cost of research and development, clinical trials, preclinical studies and the regulatory approval process for our therapeutic candidates.

We have incurred significant losses and negative cash flows from operations since our inception, except for the net income and cash provided by operations due to license revenue recognized during the fiscal year ended December 31, 2024, and we expect to continue to incur significant and increasing losses as a result of our continued research and development activities. During the years ended December 31, 2025 and 2024, we incurred a net loss of $131.1 million and net income of $52.2 million, respectively. As of December 31, 2025, we had an accumulated deficit of $489.5 million and do not expect positive cash flows from operations for the foreseeable future. We also expect to continue incurring significant expenses and increasing losses for the foreseeable future. Our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities, as well as upon revenue from our license agreements. We expect our research and development expenses to significantly increase in connection with the conduct of planned clinical trials for our lead programs, MZE829 and MZE782, further development of our Compass platform, planned preclinical studies, and potential Investigational New Drug Applications, or INDs, and clinical trials for future therapeutic candidates. We will also incur substantial additional expenses as we seek to expand our intellectual property portfolio, including through potential in-licensing opportunities, and hire additional personnel as we scale up our operations. In addition, we expect to incur additional costs associated with operating as a public company.

As of December 31, 2025, we had cash, cash equivalents and marketable securities of $360.0 million. Since our inception, we have financed our operations primarily through issuances of our equity and convertible promissory notes, debt financing, and license agreements with biotechnology companies.

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

In February 2026, we entered into an Open Market Sale Agreement, or the 2026 Sale Agreement, with Jefferies LLC, pursuant to which we may elect to issue and sell shares of our common stock having an aggregate offering price of up to $200.0 million in such quantities and on such minimum price terms as we set from time to time through Jefferies LLC as our sales agent. We have agreed to pay Jefferies LLC an aggregate commission equal to up to 3.0% of the gross proceeds of the sales under the agreement. To date, no sales of common stock have occurred under the 2026 Sale Agreement.

Also in February 2026, we entered into a loan and security agreement, or the Hercules Loan Agreement, with certain lenders and Hercules Capital, Inc., in its capacity as administrative agent and collateral agent for itself and the lenders party thereto, which provides for a senior secured term loan facility in an aggregate principal amount of up to $200.0 million, or the Hercules Term Loan Facility. An initial term loan of $40.0 million was funded under the upon entering into the Hercules Loan Agreement and the Hercules Term Loan Facility includes up to six additional term loan tranches providing up to an aggregate $160.0 million in additional loan commitments through February 2031, so long as we satisfy certain conditions precedent. The final tranche of $50.0 million is subject to approval by the lenders’ investment committee. The facility has a maturity date of February 1, 2031, and may be prepaid at any time, subject to prepayment premiums. See Note 16, Subsequent events, in Part II, Item 8 of this Annual Report on Form 10-K for further discussion of the Hercules Loan Agreement.

We will require substantial additional capital to develop our therapeutic candidates and fund operations for the foreseeable future. Until such time as we can generate sufficient revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity offerings, debt financings, collaborations and licensing arrangements.

Adequate additional financing may not be available to us on favorable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we are unable to raise capital when needed or on favorable terms, we could be forced to delay, reduce or eliminate our clinical and preclinical development, research and development programs, our commercialization plans or other operations. The amount and timing of our future funding requirements will depend on many factors including the pace and results of our development efforts. We cannot assure that we will ever be profitable or generate positive cash flows from operating activities.

We selectively pursue strategic collaborations related to the development of certain targets, therapeutic programs, or disease areas where we believe third-party expertise or resources could be beneficial. In 2020, we formed a spin-out company, Broadwing Bio LLC, or Broadwing, with Alloy Therapeutics, Inc., or Alloy, to develop therapeutic antibody therapies for ANGPTL7 and another undisclosed target in ophthalmic diseases, informed by our Compass platform. As of December 31, 2025, we owned approximately 48% of the outstanding equity of Broadwing, and we expect our ownership to be significantly diluted upon the conversion of outstanding convertible notes issued by Broadwing. We retain certain opt-in rights to jointly develop and commercialize certain therapeutic candidates developed through Broadwing with Alloy. We are not involved in the development of Broadwing’s therapeutic candidate.

Exclusive license agreement with Shionogi

In March 2024, we entered into an exclusive license agreement, or the License Agreement, with Shionogi, pursuant to which we granted Shionogi an exclusive, worldwide, sublicensable license to research, develop, manufacture and commercialize MZE001 and certain other small molecule compounds modulating glycogen synthase 1, or the Licensed Products. As consideration for the licensed rights and the transfer of know-how and materials, we received an upfront payment of $150.0 million, which is the only payment we have received under the License Agreement to date. The License Agreement also requires that Shionogi pay us up to $275.0 million in the aggregate in milestone payments upon the completion of certain clinical and regulatory milestones and up to $330.0 million in the aggregate in milestone payments if certain sales milestones are achieved. In March 2026, we received notification that the first clinical development milestone under the License Agreement has been met, and we expect to receive a $20.0 million milestone payment from Shionogi in connection with the achievement of this milestone. The License Agreement also requires that Shionogi pay us tiered royalties ranging from percentages in the low double-digits to twenty on net sales of Licensed Products, subject to certain deductions.

The License Agreement will expire on a Licensed-Product by Licensed-Product and country-by-country basis upon the expiration of the royalty term for such Licensed Product, which will be the latest of the date when there are no remaining valid claims covering the applicable Licensed Product, the expiration of regulatory exclusivity for the applicable Licensed Product, or 11 years after the first commercial sale of the applicable Licensed Product, subject to earlier termination by the parties. As of December 31, 2025, we estimate that the last patent right for the only currently issued patent licensed under the License Agreement will expire in 2042, without giving effect to any potential patent term extensions, patent term adjustments, or future patents that may or may not issue with respect to the Licensed Products. Upon expiration of the License Agreement, the licenses granted to Shionogi will become fully paid-up, perpetual, irrevocable and royalty-free. Shionogi may terminate the License Agreement for convenience following a notice period and either party may terminate the License Agreement for bankruptcy or an uncured material breach. Upon termination of the License Agreement by Shionogi for convenience or by us for Shionogi’s bankruptcy or uncured material breach, Shionogi will grant us a non-exclusive, worldwide license under certain patent rights and know-how controlled by Shionogi as of the effective date of termination, solely as necessary to research, develop, manufacture and commercialize the Licensed Products in any field, and Shionogi will assign to us all regulatory materials and regulatory approvals relating to the Licensed Products. In consideration for these reversion rights, we would be required to pay to Shionogi reversion royalties on any sales of the Licensed Products determined based on the stage of clinical development of the applicable Licensed Product at the time of termination, ranging from percentages in the low-to-mid single digits if termination occurs on or after the achievement of certain Phase 2 clinical trial milestones and high single digit to mid-teens if termination occurs on or after the achievement of certain Phase 3 clinical milestones. Our obligation to pay these reversion royalties would expire on a Licensed-Product by Licensed-Product and country-by-country basis upon the latest of the date when there are no remaining valid claims covering the applicable Licensed Product, the expiration of regulatory exclusivity for the applicable Licensed Product, or ten years after the first commercial sale of the applicable Licensed Product.

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

We expect that our general and administrative expenses will continue to increase significantly in the foreseeable future as additional administrative personnel and services are required to manage these functions associated with being a public company and as our pipeline of therapeutic candidates expands.

Interest and other income, net

Interest and other income, net consists of interest income earned on our cash, cash equivalents and marketable securities, interest expense, foreign currency re-measurement and transaction gains and losses. We expect interest income to increase as a result of the net proceeds of approximately $127.8 million received from our initial public offering completed in February 2025 and net proceeds of approximately $141.3 million received from the Private Placement completed in September 2025. However, interest income may vary from reporting period to reporting period, depending on our average cash deposits, money market fund balances, and other investment balances during the period and prevailing market interest rates. We expect foreign currency gains and losses to vary each reporting period depending on the fluctuations in foreign currency exchange rates.

Change in fair value of convertible promissory notes

From December 2023 through April 2024, we issued a total of $40.7 million aggregate principal amount of convertible promissory notes, which contained automatic conversion features triggered upon a qualified preferred stock financing or a qualified public offering. We elected to apply the fair value option, as per Accounting Standards Codification, or ASC, Section 825-10, to the outstanding convertible promissory notes issued. As such, the convertible promissory notes were recognized at fair value with changes in fair value recognized in the statements of operations and comprehensive (loss) income. We recorded a net loss of $8.8 million in the statements of operations and comprehensive (loss) income for the year ended December 31, 2024, reflecting the change in the fair value of the convertible promissory notes. The impact of interest expense on the convertible promissory notes is included within the changes in fair value. In connection with the private placement of our Series D convertible preferred stock, or Series D Preferred Stock, in November 2024, which was a qualified preferred stock financing pursuant to the terms of the convertible promissory notes, the other outstanding convertible promissory notes issued between December 2023 and April 2024 automatically converted into 39,395,572 shares of Series D-1 convertible preferred stock, or Series D-1 Preferred Stock, at a conversion price of $1.10336 per share. No convertible promissory notes were outstanding as of December 31, 2024. Accordingly, no change in fair value of convertible promissory notes was recorded in the statements of operations and comprehensive (loss) income for the year ended December 31, 2025.

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

Results of operations

Comparisons of the years ended December 31, 2025 and 2024

	Year ended December 31,
	2025	2024	Change
	(in thousands)
License revenue	$—	$167,500	$(167,500)

Operating expenses:
Research and development	108,448	83,496	$24,952
General and administrative	34,451	26,418	8,033
Total operating expenses	142,899	109,914	32,985
(Loss) income from operations	(142,899)	57,586	(200,485)
Interest and other income, net	11,779	4,654	7,125
Change in fair value of convertible promissory notes	—	(8,837)	8,837
(Loss) income before income tax expense	$(131,120)	$53,403	$(184,523)
Income tax expense	—	(1,172)	1,172
Net (loss) income	$(131,120)	$52,231	$(183,351)

License revenue

We recognized no license revenue for the year ended December 31, 2025. License revenue for the year ended December 31, 2024 was $167.5 million. License revenue recognized in 2024 primarily related to the License Agreement with Shionogi, pursuant to which we received an upfront payment of $150.0 million in exchange for the transfer of the license, know-how, and materials related to the research, development, manufacture and commercialization of MZE001 and certain other small molecule compounds modulating glycogen synthase 1. License revenue recognized in 2024 also included amounts related to the exclusive license agreement with Trace Neuroscience, Inc., or Trace, pursuant to which we received an upfront payment of $15.0 million in exchange for the transfer of the license, know-how, and materials related to the research, development, manufacture and commercialization of a discovery research program targeting UNC13A for the treatment of amyotrophic lateral sclerosis, or ALS, and $2.5 million related to the exclusive license agreement with Neurocrine Biosciences, Inc., or Neurocrine, for the transfer of the license, know-how and materials related to a discovery research program targeting ATXN2.

Research and development expenses

Research and development expenses were $108.4 million for the year ended December 31, 2025, compared to $83.5 million for the year ended December 31, 2024. The increase of $24.9 million was primarily due to higher personnel-related costs of $11.2 million due to an increase in headcount and higher non-cash stock-based compensation expense. The increase also reflects higher clinical trial expenses of $8.0 million and higher manufacturing expenses of $2.7 million based on the progression of our Phase 2 clinical trial for MZE829 and our Phase 1 clinical trial for MZE782, as well as higher costs for outside research and development services of $2.3 million to support our research programs.

	Year ended December 31,
	2025	2024	Change
	(in thousands)
Personnel-related costs	$45,758	$34,548	$11,210
Clinical trial expenses	18,467	10,511	7,956
Outside research and development services	16,783	14,458	2,325
Manufacturing expenses	6,308	3,606	2,702
Facilities, depreciation, and other expenses	21,132	20,373	759
Total research and development expenses	$108,448	$83,496	$24,952

General and administrative expenses

General and administrative expenses were $34.5 million for the year ended December 31, 2025, compared to $26.4 million for the year ended December 31, 2024. The increase of $8.1 million was primarily due to an increase of $6.0 million in personnel-related costs due to an increase in headcount and higher non-cash stock-based compensation expense, as well as higher facilities and other costs of $1.4 million and higher costs for professional service fees of $0.3 million.

Interest and other income, net

Interest and other income, net was $11.8 million for the year ended December 31, 2025, compared to $4.7 million for the year ended December 31, 2024. This increase of $7.1 million primarily reflects an increase in interest income as a result of the higher cash, cash equivalent, and marketable securities balances held during the year ended December 31, 2025, from the proceeds received from the private placement of our Series D Preferred Stock completed in November 2024, the initial public offering completed in February 2025 and the Private Placement completed in September 2025.

Change in fair value of convertible promissory notes

The convertible promissory notes issued between December 2023 and April 2024 contained automatic conversion features that triggered upon a qualified preferred stock financing or a qualified public offering. We elected to apply the fair value option to the convertible promissory notes issued. As such, the convertible promissory notes were recorded at fair value at each reporting period with changes in fair value recognized in the statements of operations and comprehensive (loss) income. The change in fair value of the convertible promissory notes resulted in a loss of $8.8 million for the year ended December 31 2024. The convertible promissory notes issued between December 2023 and April 2024 converted into Series D-1 Preferred Stock in November 2024 in connection with the private placement of our Series D Preferred Stock, which was a qualified preferred stock financing pursuant to the terms of the convertible promissory notes. No convertible promissory notes were outstanding as of December 31, 2024. Accordingly, no change in fair value of convertible promissory notes was recorded in the statements of operations and comprehensive (loss) income for the year ended December 31, 2025.

Income tax expense

We recognized no income tax expense for the year ended December 31, 2025. We recognized income tax expense of $1.2 million for the year ended December 31, 2024. The amount recognized in 2024 was primarily due to the net income generated as a result of the recognition of license revenue under the License Agreement with Shionogi, resulting in taxable income to the Company, as compared to the net loss incurred during the year ended December 31, 2025.

Liquidity and capital resources

Liquidity

Since our inception, we have not generated any revenue from product sales and we do not expect to generate any revenue from commercial sales for the foreseeable future, if at all. We have incurred significant operating losses and negative cash flows from operations. We anticipate that we will continue to incur net losses for the foreseeable future. To date, we have financed our operations primarily through sales of our equity and convertible promissory notes, debt financing, as well as one time, nonrefundable upfront licensing payments. As of December 31, 2025, we had cash, cash equivalents and marketable securities of $360.0 million and an accumulated deficit of $489.5 million.

In February 2025, we completed our initial public offering, pursuant to which we issued and sold an aggregate of 8,750,000 shares of our common stock at an initial public offering price of $16.00 per share, resulting in net proceeds of approximately $127.8 million, after deducting underwriting discounts, commissions and other offering expenses paid by us.

In September 2025, we completed the Private Placement, pursuant to which we issued and sold an aggregate of 4,000,002 shares of our common stock at a purchase price of $16.25 per share and Pre-Funded Warrants to purchase up to an aggregate of 5,231,090 shares of our common stock at a purchase price of $16.249 per Pre-Funded Warrant, resulting in net proceeds of approximately $141.3 million, after deducting placement fees and other offering expenses paid and payable by us. The Pre-Funded Warrants have an exercise price of $0.001 per share, are immediately exercisable and do not expire. For the year ended December 31, 2025, Pre-Funded Warrants to purchase 900,000 shares of our common stock were exercised, and, as of December 31, 2025, Pre-Funded Warrants to purchase 4,331,090 shares of common stock remained outstanding.

In February 2026, we entered into the 2026 Sale Agreement with Jefferies LLC, pursuant to which we may elect to issue and sell shares of our common stock having an aggregate offering price of up to $200.0 million in such quantities and on such minimum price terms as we set from time to time through Jefferies LLC as our sales agent. We have agreed to pay Jefferies LLC an aggregate commission equal to up to 3.0% of the gross proceeds of the sales under the agreement. To date, no sales of common stock have occurred under the 2026 Sale Agreement.

Also in February 2026, we entered into the Hercules Loan Agreement which provides for a senior secured term loan facility in an aggregate principal amount of up to $200.0 million. An initial term loan of $40.0 million was funded upon entering into the Hercules Loan Agreement and an aggregate of $160.0 million in additional term loans commitments will be available to us through February 2031, so long as we satisfy certain conditions precedent. The final tranche of $50.0 million is subject to approval by the lenders’ investment committee. The facility has a maturity date of February 1, 2031, and may be prepaid at any time, subject to prepayment premiums. This senior secured term facility will accrue interest at an annual rate determined by reference to the Prime Rate as reported in the Wall Street Journal, with interest rate floors that range from 7.95% to 9.25% depending on the tranche. Accrued interest is payable on the first business day of each month until (a) February 2030 or (b) if certain performance and financing milestones are satisfied, the maturity date. In connection with the Hercules Loan Agreement, we terminated an existing loan and security agreement with another bank that provided us with a line of credit of up to $50.0 million. We did not draw down any funds from this terminated debt facility. See Note 16, Subsequent events, in Part II, Item 8 of this Annual Report on Form 10-K for further discussion of the Hercules Loan Agreement.

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

If we raise additional funds by issuing equity securities, our stockholders will experience dilution. If we raise additional capital through debt financing, we may be subject to covenants that restrict our operations including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments, and engage in certain merger, consolidation or asset sale transactions. Any debt financing that we raise or additional equity that we issue may contain terms that are not favorable to us or our stockholders.

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

We have entered into consortium agreements with the University of Helsinki and Queen Mary University to access genomic information from patient samples and genetic and paired clinical data. As of December 31, 2025, we are obligated to pay $4.2 million under the University of Helsinki consortium agreement through the year ended December 31, 2027. As of December 31, 2025, we have no additional payment obligations under the Queen Mary University consortium agreement.

We are obligated to make principal loan payments, interest payments and pay an exit fee under the Hercules Loan Agreement. See Note 16, Subsequent events, in Part II, Item 8 of this Annual Report on Form 10-K for further discussion of the Hercules Loan Agreement.

We enter into contracts in the normal course of business with third-party contract organizations for preclinical trials, non-clinical trials and testing, and other services and products for operating purposes. These contracts generally provide for termination following a certain period after notice.

Cash flows

Comparisons of the years ended December 31, 2025 and 2024

The following table sets forth the primary sources and uses of cash, cash equivalents, and restricted cash for the periods presented below:

	Year ended December 31,
	2025	2024	Change
	(in thousands)
Net cash (used in) provided by operating activities	$(111,940)	$75,954	$(187,894)
Net cash used in investing activities	(170,962)	(1,147)	(169,815)
Net cash provided by financing activities	275,337	92,847	182,490
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(7,565)	$167,654	$(175,219)

Net cash (used in) provided by operating activities

Net cash used in operating activities was $111.9 million for the year ended December 31, 2025, and net cash provided by operating activities was $76.0 million for the year ended December 31, 2024. The net cash used in operating activities for the year ended December 31, 2025 was primarily due to our net loss of $131.1 million, combined with a net change in our operating assets and liabilities of $2.3 million, partially offset by $21.5 million in non-cash charges such as depreciation, stock-based compensation, lease expense and net accretion of discounts on marketable securities.

The net cash provided by operating activities for the year ended December 31, 2024, was primarily due to our net income of $52.2 million, combined with $25.2 million in non-cash charges such as depreciation, stock-based compensation, lease expense and the change in fair value of the convertible promissory notes, partially offset by a net change in our operating assets and liabilities of $1.5 million.

Net cash used in investing activities

Net cash used in investing activities was $171.0 million for the year ended December 31, 2025, which related to purchases of marketable securities of $187.7 million and purchases of property and equipment of $0.8 million, partially offset by maturities of marketable securities of $17.5 million. Net cash used in investing activities was $1.1 million for the year ended December 31, 2024, which related to purchases of property and equipment.

Net cash provided by financing activities

Net cash provided by financing activities was $275.3 million for the year ended December 31, 2025, which consisted of net proceeds of $127.8 million from the issuance of common stock pursuant to our initial public offering, $141.3 million of net proceeds from the Private Placement, $5.6 million from the exercise of stock option awards, net of repurchases, and $1.3 million from the issuance of common stock under the 2025 Employee Stock Purchase Plan, or 2025 ESPP, partially offset by the payment of $0.5 million for the success fee under our previous the loan and security agreement.

Net cash provided by financing activities was $92.8 million for the year ended December 31, 2024, which consisted of net proceeds from the issuance of Series D Preferred Stock of $70.8 million, net proceeds from the issuance of convertible promissory notes of $24.5 million, and $0.7 million from the exercise of stock option awards, net of repurchases, partially offset by the payment of $3.2 million for deferred offering costs related to our initial public offering.

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

Analyzing an arrangement to identify performance obligations requires the use of judgment. In arrangements that include the license of intellectual property and other promised goods or services, we first identify if the licenses are distinct from the other promises in the arrangement. If the license is not distinct, the license is combined with other promised goods or services into a single performance obligation. Factors that are considered in evaluating whether a license is distinct from other promises include, for example, whether the counterparty can benefit from the license without the promised goods and service on its own or with other readily available resources and whether the promised good or service is expected to significantly modify or customize the intellectual property. We then estimate the transaction price, which also requires the use of judgment when evaluating the fixed consideration and any variable amounts, including milestone payments. Milestone payments are evaluated for any necessary constraints based on the assessment of the probability of achievement of certain development, regulatory and commercial events. We re-evaluate the probability of achievement of the related milestones each reporting period and any related constraints, if any, and if necessary, adjust the estimate of the overall transaction price. In addition, we are eligible to receive certain royalties on net sales of licensed products, if successfully commercialized by our licensees. The royalties are dependent on future sales which are at the full discretion of the licensee. We will recognize sales-based milestone payments in the period in which we achieve the milestone under the sales-based royalty exception allowed under accounting rules. Accordingly, we will apply a constraint to these amounts until the future sales have occurred.

To date, we have identified only single combined performance obligations for each license arrangement that we have entered for which revenue is recognized at a point in time. We may enter into arrangements in the future that include the license of intellectual property and other promised goods or services that may result in multiple performance obligations. In those circumstances, we may need to allocate the transaction price based on the relative standalone selling prices of each of the performance obligations, which will require significant judgment and the determination of significant assumptions related to such estimates.

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

We use the estimated fair value of our common stock to determine the fair value of restricted stock awards, or RSAs, and restricted stock units, or RSUs, on the date of grant. We estimate the fair value of service-based options to employees and non-employees using the Black-Scholes option-pricing valuation model, or Black-Scholes model. The Black-Scholes model requires the input of subjective assumptions, including the fair value of common stock, expected term, expected volatility, risk-free interest rate, and expected dividend yield, which are described in greater detail below.

Estimating the fair value of service-based options as of the grant date using the Black-Scholes model is affected by assumptions regarding a number of complex variables. Changes in the assumptions can materially affect the fair value of common stock and ultimately how much stock-based compensation expense is recognized. These inputs are subjective and generally require significant analysis and judgment to develop. These inputs are as follows:

•
Fair value of common stock—Prior to our initial public offering, there had been no public market for our common stock and the fair value of our common stock was determined by our board of directors based in part on valuations of our common stock prepared by a third-party valuation specialist. As a public trading market for our common stock has been established in connection with the closing of our initial public offering, it will no longer be necessary for our board of directors to estimate the fair value of our common stock in connection with our accounting for stock option grants and other such awards we may grant, as the fair value of our common stock will be determined based on the quoted market price of our common stock.

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

Stock-based compensation expense for employees and non-employees is reflected in the statements of operations and comprehensive (loss) income as follows:

	Year Ended December 31,
	2025	2024
	(in thousands)
Research and development	$9,329	$5,467
General and administrative	7,071	4,179
Total stock-based compensation expense	$16,400	$9,646

As of December 31, 2025 and 2024 there was $28.4 million and $30.0 million, respectively, of total unrecognized compensation cost related to unvested options for which the cost was expected to be recognized over a weighted-average period of 3.05 years and 3.11 years, respectively. As of December 31, 2025, there was $1.9 million unrecognized share-based compensation cost related to the 2025 ESPP, which is expected to be recognized over a weighted-average period of 1.16 years. As of December 31, 2025, there was $12.1 million of total unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted average period of 1.67 years.

Convertible promissory notes

From December 2023 through April 2024, we issued convertible promissory notes to various existing investors. We elected the fair value option under Accounting Standards Codification 825, Financial Instruments, or ASC 825 and recorded these convertible promissory notes at fair value with changes in fair value recorded in the statements of operations and comprehensive (loss) income each reporting period. We measured the fair value of the convertible promissory notes based on significant estimates, including volatility, discount yield, variables for the timing of the related conversion events and other probability estimates. The impact of interest expense on the convertible promissory notes is included with the changes in fair value. In November 2024, the convertible promissory notes converted into an aggregate of 39,395,572 shares of Series D-1 Preferred Stock and no convertible promissory notes were outstanding as of December 31, 2024.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Maze Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Maze Therapeutics, Inc. (the Company) as of December 31, 2025 and 2024, the related statements of operations and comprehensive (loss) income, redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

San Mateo, California

March 25, 2026

Maze Therapeutics, Inc.

Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$189,247	$196,812
Marketable securities, current	152,670	—
Prepaid expenses and other current assets	7,800	4,859
Total current assets	349,717	201,671
Property and equipment, net	5,044	6,668
Restricted cash	1,088	1,088
Marketable securities, non-current	18,114	—
Operating lease right-of-use asset	20,116	23,250
Other assets	3,048	7,865
Total assets	$397,127	$240,542
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,794	$1,939
Accrued expenses and other current liabilities	15,967	14,102
Operating lease liabilities, current	4,795	4,632
Total current liabilities	22,556	20,673
Operating lease liabilities, net of current portion	18,511	21,996
Other liabilities, non-current	1,094	969
Total liabilities	42,161	43,638
Commitments and contingencies (Note 9)
Redeemable convertible preferred stock, $0.001 par value; no shares authorized, issued and outstanding as of December 31, 2025; 298,205,027 shares authorized and 297,205,041 shares issued and outstanding as of December 31, 2024; aggregate liquidation preference of $502,390 as of December 31, 2024	—	508,087
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 10,000,000 and no shares authorized as of December 31, 2025 and 2024, respectively; no shares issued and outstanding as of December 31, 2025 and 2024	—	—
Common stock, $0.001 par value; 500,000,000 and 410,000,000 shares authorized as of December 31, 2025 and 2024, respectively; 49,335,551 and 2,446,864 shares issued and outstanding as of December 31, 2025 and 2024, respectively; 10,372 shares subject to repurchase as of December 31, 2025 and 2024	49	2
Additional paid-in-capital	844,354	47,242
Accumulated other comprehensive income	110	—
Accumulated deficit	(489,547)	(358,427)
Total stockholders’ equity (deficit)	354,966	(311,183)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$397,127	$240,542

See accompanying notes to these financial statements.

Maze Therapeutics, Inc.

Statements of Operations and Comprehensive (Loss) Income

(in thousands, except share and per share data)

	Year ended December 31,
	2025	2024
License revenue	$—	$167,500

Operating expenses:
Research and development	108,448	83,496
General and administrative	34,451	26,418
Total operating expenses	142,899	109,914
(Loss) income from operations	(142,899)	57,586
Interest and other income, net	11,779	4,654
Change in fair value of convertible promissory notes	—	(8,837)
(Loss) income before income tax expense	$(131,120)	$53,403
Income tax expense	—	(1,172)
Net (loss) income	$(131,120)	$52,231
Net (loss) income attributable to common stockholders, basic and diluted (see Note 14)	$(131,120)	$3,405
Net (loss) income per share attributable to common stockholders (see Note 14):
Basic	$(3.05)	$1.42
Diluted	$(3.05)	$1.25
Weighted-average shares used in computing net (loss) income per share attributable to common stockholders (see Note 14):
Basic	42,976,024	2,396,094
Diluted	42,976,024	2,730,299
Comprehensive (loss) income:
Net (loss) income	$(131,120)	$52,231
Other comprehensive income:
Net unrealized gain on marketable securities	110	—
Comprehensive (loss) income	$(131,010)	$52,231

See accompanying notes to these financial statements.

Maze Therapeutics, Inc.

Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

	Redeemable convertible				Additional	Accumulated		Total
	preferred stock		Common stock		paid-in	other comprehensive	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	capital	income	deficit	equity (deficit)
Balance as of December 31, 2023	203,415,024	$383,902	2,385,212	$2	$21,836	$—	$(395,686)	$(373,848)
Issuance of Series D redeemable convertible preferred stock, net of allocated issuance costs of $2,470	54,394,445	72,551	—	—	—	—	—	—
Issuance of Series D-1 redeemable convertible preferred stock, net of allocated issuance costs of $1,758	39,395,572	51,634	—	—	—	—	—	—
Deemed dividend for anti-dilution adjustments to Series B and Series C redeemable convertible preferred stock upon issuance of Series D redeemable convertible preferred stock	—	—	—	—	14,972	—	(14,972)	—
Exercise of stock options	—	—	74,603	—	765	—	—	765
Issuance of restricted stock	—	—	14	—	—	—	—	—
Repurchase of unvested restricted stock and early exercised stock options	—	—	(12,965)	—	—	—	—	—
Vesting of restricted stock and early exercised stock options	—	—	—	—	23	—	—	23
Stock-based compensation expense	—	—	—	—	9,646	—	—	9,646
Net income	—	—	—	—	—	—	52,231	52,231
Balance as of December 31, 2024	297,205,041	508,087	2,446,864	2	47,242	—	(358,427)	(311,183)
Issuance of common stock in connection with initial public offering, net of issuance costs of $15,402	—	—	8,750,000	9	124,589	—	—	124,598
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(297,205,041)	(508,087)	32,586,823	33	508,054	—	—	508,087
Issuance of common stock and pre-funded warrants to purchase common stock in connection with private placement, net of issuance costs of $8,744	—	—	4,000,002	4	141,252	—	—	141,256
Exercise of stock options	—	—	541,214	—	5,561	—	—	5,561
Exercise of pre-funded warrants	—	—	900,000	1	—	—	—	1
Issuance of restricted stock	—	—	4	—	—	—	—	—
Issuance of common stock under the 2025 Employee Stock Purchase Plan	—	—	110,644	—	1,256	—	—	1,256
Stock-based compensation expense	—	—	—	—	16,400	—	—	16,400
Net unrealized gain on marketable securities	—	—	—	—	—	110	—	110
Net loss	—	—	—	—	—	—	(131,120)	(131,120)
Balance as of December 31, 2025	—	$—	49,335,551	$49	$844,354	$110	$(489,547)	$354,966

See accompanying notes to these financial statements.

Maze Therapeutics, Inc.

Statements of Cash Flows

(in thousands)

	Year ended December 31,
	2025	2024
Operating activities
Net (loss) income	$(131,120)	$52,231
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation expense	2,403	3,297
Stock-based compensation expense	16,400	9,646
Non-cash lease expense	3,134	2,889
Accretion of discounts on marketable securities, net	(505)	—
Change in fair value of convertible promissory notes	—	8,837
Other items, net	21	577
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,941)	93
Other assets	537	(2,304)
Accounts payable	(27)	(204)
Accrued expenses and other liabilities	3,482	3,807
Operating lease liabilities	(3,324)	(2,915)
Net cash (used in) provided by operating activities	(111,940)	75,954
Investing activities
Purchases of marketable securities	(187,668)	—
Maturities of marketable securities	17,500	—
Purchases of property and equipment	(794)	(1,147)
Net cash used in investing activities	(170,962)	(1,147)
Financing activities
Proceeds from initial public offering, net of offering costs paid	127,752	—
Proceeds from private placement, net of offering costs paid	141,267	—
Proceeds from exercise of stock option awards, net of repurchases	5,561	733
Proceeds from issuance of common stock under the 2025 Employee Stock Purchase Plan	1,256	—
Payment of success fee derivative	(500)	—
Proceeds from exercise of pre-funded warrants	1	—
Payment of deferred offering costs	—	(3,154)
Proceeds from issuance of Series D redeemable convertible preferred stock, net of issuance costs	—	70,793
Proceeds from issuance of convertible promissory notes, net of issuance costs	—	24,475
Net cash provided by financing activities	275,337	92,847
Net (decrease) increase in cash, cash equivalents and restricted cash	(7,565)	167,654
Cash, cash equivalents and restricted cash at beginning of year	197,900	30,246
Cash, cash equivalents and restricted cash at end of year	$190,335	$197,900
Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment recorded in accounts payable and accrued expenses	$5	$59
Vesting of restricted stock and stock options subject to repurchase	$—	$23
Offering costs recorded in accounts payable and accrued expenses	$11	$1,126
Settlement of convertible promissory notes by conversion to Series D-1 redeemable convertible preferred stock	$—	$53,392
Deemed dividend for anti-dilution adjustments to Series B and Series C redeemable convertible preferred stock upon issuance of Series D redeemable convertible preferred stock	$—	$14,972
Reconciliation to cash, cash equivalents and restricted cash:
Cash and cash equivalents	$189,247	$196,812
Restricted cash	1,088	1,088
Total cash, cash equivalents and restricted cash	$190,335	$197,900
Supplemental disclosure of cash flow information:
Income taxes paid	$—	$1,230

See accompanying notes to these financial statements.

Maze Therapeutics, Inc.

Notes to Financial Statements

1.
Organization and principal activities

Description of business

Maze Therapeutics, Inc., or the Company, is a clinical-stage biopharmaceutical company harnessing the power of human genetics and variant functionalization with its Maze Compass platform to develop novel, small molecule precision medicines for patients living with kidney and metabolic diseases. The Company was incorporated in Delaware in August 2017 and is located in South San Francisco, California.

Reverse stock split

On January 22, 2025, the Company’s board of directors, or Board of Directors, approved a 1-for-9.641 reverse stock split of its issued and outstanding shares of common stock, which was effected on January 24, 2025. Upon the effectiveness of the reverse stock split, (i) all shares of outstanding common stock were adjusted; (ii) the conversion ratio of the convertible preferred stock was adjusted; (iii) the number of shares of common stock for which each outstanding option to purchase common stock is exercisable were adjusted; and (iv) the exercise price of each outstanding option to purchase common stock was adjusted. All of the outstanding common stock share numbers (including shares of common stock subject to the Company’s options and as converted for the outstanding convertible preferred stock), share prices, exercise prices and per share amounts contained in the financial statements have been retroactively adjusted in the financial statements to reflect this reverse stock split for all periods presented. The par value per share and the authorized number of shares of common stock and preferred stock were not adjusted as a result of the reverse stock split.

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

Following the closing of the initial public offering, no shares of convertible preferred stock were authorized or outstanding. In connection with the completion of the initial public offering on February 3, 2025, the Company’s certificate of incorporation was amended and restated to (i) authorize 500,000,000 shares of common stock, par value $0.001 per share and (ii) authorize 10,000,000 shares of undesignated preferred stock, par value $0.001 per share, each of which may be issued from time to time by the Board of Directors in one or more series. The amended and restated certificate of incorporation eliminated all references to the previously existing series of convertible preferred stock.

Private placement

On September 10, 2025, the Company entered into a securities purchase agreement, or the Private Placement, with certain investors, pursuant to which the Company issued and sold an aggregate of 4,000,002 shares of its common stock at a purchase price of $16.25 per share and pre-funded warrants to purchase up to an aggregate of 5,231,090 shares of its common stock at a purchase price of $16.249 per pre-funded warrant, or the Pre-Funded Warrants, resulting in net proceeds of approximately $141.3 million, after deducting placement fees and other offering expenses payable by the Company of approximately $8.7 million. Each Pre-Funded Warrant has an exercise price of $0.001 per share, is immediately exercisable and does not expire. For the year ended December 31, 2025, Pre-Funded Warrants to purchase 900,000 shares of common stock were exercised, and as of December 31, 2025, Pre-Funded Warrants to purchase 4,331,090 shares of common stock remained outstanding.

Liquidity and capital resources

The Company has incurred significant losses and negative cash flows from operations since its inception, except for the net income and cash provided by operations during the year ended December 31, 2024, and expects to incur significant and increasing losses as a result of its continued research and development activities. As of December 31, 2025, the Company had an accumulated deficit of $489.5 million. Historically, the Company has financed its operations primarily through issuances of its equity, issuances of convertible promissory notes and license agreements. The Company may seek to raise capital through debt financings, equity financings, license agreements, or other sources of financing. There can be no assurance that such financing will be available or will be at terms acceptable to the Company.

As of December 31, 2025, the Company had cash, cash equivalents and marketable securities of $360.0 million. The Company believes that its cash, cash equivalents and marketable securities as of December 31, 2025 will be sufficient to fund the Company’s operations for at least one year from the issuance date of these financial statements.

2.
Summary of significant accounting policies

Basis of presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and include all adjustments considered necessary for the fair presentation of the Company’s financial position and operating results for the periods presented.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company bases its estimates on historical experience and market-specific or other relevant assumptions that it believes are reasonable under the circumstances. Assets and liabilities reported in the Company’s balance sheets and revenue and expenses reported in the Company's statement of operations and comprehensive (loss) income are affected by estimates and assumptions, which are used for, but are not limited to, measuring and recognizing revenue, including any related constraints, and determining the fair value of assets and liabilities, including the convertible promissory notes, common stock valuation, income tax uncertainties, measurement of stock-based compensation expense, and certain accruals. Actual results could differ from such estimates or assumptions.

Concentration of credit risk and other risks and uncertainties

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. The Company maintains bank deposits in accounts at two separate federally insured financial institutions and these deposits may exceed federally insured limits. The Company is exposed to credit risk in the event of default by the financial institution holding its cash to the extent recorded in the balance sheet. The Company has not experienced any losses on its deposits of cash. The Company’s investment policy limits investments to certain types of securities issued by the U.S. government and its agencies, as well as institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issuer. As of December 31, 2025 and 2024, the Company had no off-balance sheet concentrations of credit risk.

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

The CODM, in alignment with the Company's overall corporate strategy and goals, analyzes a variety of data to guide segment resource allocation, including program and portfolio scientific data, probability of regulatory and commercial success, and the competitive environment. The CODM also reviews certain financial results included in the segment (loss) income from operations which is reported on the statements of operations and comprehensive (loss) income as total (loss) income from operations. The measure of segment assets is reported on the balance sheets as total assets.

As of December 31, 2025 and 2024, all of the Company’s property and equipment was maintained in the United States. No revenue was generated in the year ended December 31, 2025. For the year ended December 31, 2024, all of the Company’s license revenue was generated in the United States. The following table presents selected financial information with respect to the Company’s single operating segment for the years ended December 31, 2025 and 2024 (amounts in thousands):

	Year ended December 31,
	2025	2024
License revenue	$—	$167,500
Research and development expenses
Personnel-related costs	45,758	34,548
Clinical trial expenses	18,467	10,511
Outside research and development services	16,783	14,458
Manufacturing expenses	6,308	3,606
Facilities, depreciation, and other expenses	21,132	20,373
Total research and development expenses	108,448	83,496
General and administrative expenses	34,451	26,418
Segment operating expenses	142,899	109,914
Segment (loss) income from operations	(142,899)	57,586
Segment interest and other income, net	11,779	4,654
Change in fair value of convertible promissory notes	—	(8,837)
Segment (loss) income before income taxes	$(131,120)	$53,403

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

Cash, cash equivalents and restricted cash

The Company considers all highly liquid financial instruments with original maturities of 90 days or less at the date of purchase to be cash equivalents. As of December 31, 2025 and 2024, cash equivalents consisted of money market funds.

Restricted cash is comprised of cash that is restricted as to withdrawal or use under the terms of certain contractual agreements. Restricted cash as of December 31, 2025 and 2024 included $1.1 million as collateral for a letter of credit related to the Company’s headquarters building lease in South San Francisco, California. Restricted cash is classified as a noncurrent asset on the balance sheet. As of December 31, 2025 and 2024, restricted cash consisted of money market funds.

Marketable securities

The Company generally invests its excess cash in money market funds and investment grade short- and long-term fixed income securities. Such investments are included in cash and cash equivalents, marketable securities, current, or marketable securities, non-current, on the balance sheets, are considered available-for-sale, and are reported at fair value with net unrealized gains and losses included as a component of stockholders’ equity.

The Company classifies investments in securities with original maturities over 90 days and remaining maturities of less than one year as marketable securities, current, and investments in securities with remaining maturities of over one year as marketable securities, non-current. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in interest and other income, net in the statements of operations and comprehensive (loss) income. Realized gains and losses and declines in value determined to be due to credit losses on marketable securities, if any, are included in interest and other income, net.

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

The Company excludes the applicable accrued interest from both the fair value and amortized cost basis of marketable securities for purposes of identifying and measuring an impairment. Accrued interest receivable on marketable securities is recorded within prepaid expenses and other current assets on the balance sheets. The Company’s accounting policy is to not measure an allowance for credit loss for accrued interest receivable and to write-off any uncollectible accrued interest receivable as a reversal of interest income in a timely manner, which is considered to be in the period in which it is determined the accrued interest will not be collected.

Property and equipment, net

Property and equipment are presented at cost, net of accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful life. Depreciation begins at the time the asset is placed in service. Maintenance and repairs that do not improve or extend the life of the assets are charged to expense as incurred and costs of major replacements or improvements are capitalized. Upon disposal of assets, the cost and related accumulated depreciation is removed from the balance sheet and the resulting gain or loss is reflected in the statements of operations and comprehensive (loss) income within interest and other income, net. The Company’s estimated useful lives of its property and equipment are as follows:

Laboratory equipment	5 years
Computer equipment	3 years
Furniture and fixtures	5 years
Software	3 years
Leasehold improvements	Shorter of remaining lease term or estimated useful life

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the asset or asset group may not be recoverable. The recoverability of assets to be held and used is measured by comparing the carrying amount to the estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount exceeds the estimated undiscounted future cash flows, an impairment loss is recognized. There have been no such impairments of long-lived assets for the years ended December 31, 2025 and 2024.

Deferred offering costs

The Company defers offering costs consisting of legal, accounting and other fees and costs directly associated with in-process equity financings until such financings are consummated. After consummation of the equity financing, these costs are classified in stockholders’ deficit as a reduction of the additional paid-in capital recorded as a result of the financing. If the in-process financing is abandoned, the deferred offering costs are expensed immediately as a charge to operating expenses in the statements of operations and comprehensive (loss) income. As of December 31, 2024, approximately $4.3 million of deferred offering costs related to the Company’s initial public offering were recorded within other assets in the accompanying balance sheets and upon completion of the Company’s initial public offering in February 2025, the deferred offering costs were recorded as a reduction to the additional paid-in capital within stockholders’ equity (deficit) recorded in the accompanying balance sheets as of December 31, 2025.

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

The transaction price is the amount of consideration to which the Company expects to be entitled in exchange for transferring promised goods or services to a customer. The consideration promised in a contract with a customer may include fixed amounts, variable amounts, or both. Non-refundable upfront payments are considered fixed consideration and included in the transaction price. At the inception of an arrangement and at each reporting period thereafter, the Company assesses whether it should include development, regulatory, commercial milestones or other forms of variable consideration in the transaction price using the most likely amount method. The Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price. The Company includes the amount of estimated variable consideration, including milestones, in the transaction price to the extent that it is probable that a significant reversal of cumulative revenue recognized will not occur. Milestone payments that are not within the Company’s control or the licensee’s control, such as regulatory approvals, are generally not considered probable of being achieved until those approvals are received. At the end of each reporting period, the Company re-evaluates the probability of achievement of the milestones and any related constraint, and, if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which will affect revenue in the period of adjustment. In addition, we are eligible to receive certain royalties on net sales of licensed products, if successfully commercialized by our licensees. The royalties are dependent on future sales which are at the full discretion of the licensee. We will recognize sales-based milestone payments in the period in which we achieve the milestone under the sales-based royalty exception allowed under accounting rules. Accordingly, we will apply a constraint to these amounts until the future sales have occurred.

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

Operating lease right-of-use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date. The operating lease right-of-use assets also include any lease payments made and exclude lease incentives. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise any such options. Lease expense is recognized on a straight-line basis over the expected lease term. The Company has elected not to separate lease and non-lease components, such as common area maintenance charges, and instead it accounts for these as a single lease component. Leases with an initial term of 12 months or less are not recorded on the balance sheet, unless they include an option to purchase the underlying asset or to extend the lease that the Company is reasonably certain to exercise.

Convertible promissory notes

From December 2023 through April 2024, the Company issued a total of $40.7 million aggregate principal amount of convertible promissory notes, which contained automatic conversion features triggered upon a qualified preferred stock financing or a qualified public offering. As permitted under Accounting Standards Codification 825, Financial Instruments, or ASC 825, the Company elected the fair value option for recognition of the convertible promissory notes. In accordance with ASC 825, the Company recorded these convertible promissory notes at fair value and remeasured the convertible promissory notes at fair value each reporting period with changes in fair value recorded in the statements of operations and comprehensive (loss) income. As a result of applying the fair value option, direct costs and fees related to the convertible promissory notes were recognized in earnings as incurred and not deferred. The impact of interest expense on the convertible promissory notes is included within the changes in fair value.

The Company recorded a loss of $8.8 million in the statements of operations and comprehensive (loss) income for the year ended December 31, 2024, reflecting the change in the fair value of the convertible promissory notes. In connection with the private placement of Series D convertible preferred stock the Company completed in November 2024, which was a qualified preferred stock financing pursuant to the terms of the convertible promissory notes, the outstanding convertible promissory notes automatically converted into shares of Series D-1 convertible preferred stock, and no convertible promissory notes were outstanding as of December 31, 2024. Accordingly, no change in fair value of convertible promissory notes was recorded in the statements of operations and comprehensive (loss) income for the year ended December 31, 2025.

Redeemable convertible preferred stock

The Company recorded convertible preferred stock at fair value on the dates of issuance, net of issuance costs. The convertible preferred stock included terms allowing for cash redemption by the holders upon the occurrence of certain events, including a deemed liquidation event, which were outside of the Company's control. Therefore, redeemable convertible preferred stock was classified outside of stockholders’ equity (deficit) on the balance sheet as events triggering the redemption were not solely within the Company’s control. No events occurred that triggered redemption of the redeemable convertible preferred stock prior to conversion of the convertible preferred stock to common stock upon the Company’s initial public offering as further described in Note 1, Organization and principal activities.

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

Stock-based compensation expense

The Company recognizes stock-based compensation expense for service-based stock options, employee stock purchases, restricted stock awards, or RSAs, and restricted stock units, or RSUs, on a straight-line basis over the requisite service period. The Company recognizes compensation cost for performance-based awards over the requisite service period when it is determined that the performance condition is probable of being achieved. The Company measures the fair value of service-based stock options and employee stock purchases at the grant date using the Black-Scholes option-pricing model. Inputs to the Black-Scholes option-pricing model include the fair value of its common stock, the expected term of the awards, the expected common stock price volatility over the term of the awards, risk-free interest rates, and the expected dividend yield. The fair value of RSAs and RSUs is determined on the date of grant based on the fair value of the Company’s common stock on that date. Stock-based compensation expense is adjusted for actual forfeitures of unvested awards in the same period as the forfeitures occur.

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

In evaluating the ability to recover its deferred income tax assets, the Company considers all available positive and negative evidence, including its operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. In the event the Company determines that it would be able to realize its deferred income tax assets in the future in excess of their net recorded amount, it would make an adjustment to the valuation allowance that would reduce the provision for income taxes. Conversely, in the event that all or part of the net deferred tax assets are determined not to be realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period when such determination is made. As of December 31, 2025 and 2024, the Company recorded a full valuation allowance on its deferred tax assets.

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

Foreign currency transaction gain (loss)

Gains and losses arising from transactions and remeasurement of balances denominated in currencies other than U.S. dollars are recorded in interest and other income, net on the statement of operations and comprehensive (loss) income. The Company recorded immaterial losses and gains on foreign currency transactions for the years ended December 31, 2025 and 2024, respectively.

Comprehensive (loss) income

Comprehensive (loss) income is defined as a change in equity of a business enterprise during a period, resulting from transactions from non-owner sources. Comprehensive income for the year ended December 31, 2025 consists of net unrealized gains on available-for-sale debt securities. The Company did not have any transactions that would be reported separately to derive comprehensive (loss) income during the year ended December 31, 2024.

Net (loss) income per share

Net (loss) income per share attributable to common stockholders is calculated using the two-class method required for companies with participating securities. The Company considered its convertible preferred stock to be participating securities as the holders were entitled to receive noncumulative dividends in the event that a dividend is paid on common stock.

Basic net (loss) income per share attributable to common stockholders is computed by dividing net (loss) income attributable to common stockholders by the weighted-average number of common shares outstanding during the period less common shares subject to vesting or forfeiture, without consideration for potentially dilutive securities. In September 2025, the Company completed the Private Placement, pursuant to which the Company issued the Pre-Funded Warrants to purchase 5,231,090 shares of its common stock. The Pre-Funded Warrants are exercisable immediately at an exercise price of $0.001 per share and do not expire. The Company included the Pre-Funded Warrants in the computation of basic net loss per share, as applicable, since their exercise price is negligible and they may be exercised at any time. See Note 6, Capital structure, for further discussion of the Private Placement.

Diluted net (loss) income per share is computed by dividing net (loss) income by the weighted-average number of common shares and the number of common shares that would be issued assuming exercise and conversion of all potentially dilutive instruments. In calculating diluted net (loss) income per share, the Company applies the more dilutive of the two-class method or the if-converted method to the redeemable convertible preferred stock, applies the treasury stock method to equity awards, and applies the if-converted method to the convertible promissory notes, if dilutive.

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

Recently adopted accounting pronouncements

In December 2023, the Financial Accounting Standards Board, or FASB, issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires incremental income tax disclosures on an annual basis for all public entities. The amendments require that public business entities disclose specific categories in the rate reconciliation and provide additional information for reconciling items meeting a quantitative threshold. The amendments also require disclosure of income taxes paid to be disaggregated by jurisdiction, and disclosure of income tax expense disaggregated by federal, state, and foreign. The Company adopted the new standard retrospectively as of December 31, 2025. The impact was limited to the Company’s income tax-related disclosures in Note 13, Income Taxes.

New accounting pronouncements—Not yet adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, which will require additional expense disclosures for all public entities. The amendments require that at each interim and annual reporting period, an entity will disclose certain disaggregated expenses included in each relevant expense caption, as well as the total amount of selling expenses and, in annual periods, an entity’s definition of selling expenses. ASU 2024-03 is effective for annual reporting periods beginning with the fiscal year ending December 31, 2027, and interim periods thereafter, with early adoption permitted. The Company expects the adoption of this standard to result in increased disclosures in its financial statements.

3.
Fair value measurements

The following tables summarize the types of assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy. Refer to Note 11, Loan and security agreement, regarding the Company’s methodology of measuring the fair value of the credit line success fee derivative.

	Fair value measurements
	(in thousands)
	Total	Level 1	Level 2	Level 3
December 31, 2025
Assets
Cash equivalents
Money market funds	$54,154	$54,154	$—	$—
Marketable securities
U.S. treasury securities	139,453	—	139,453	—
U.S. government agency securities	23,476	—	23,476	—
Commercial paper	5,876	—	5,876	—
Corporate debt securities	1,979	—	1,979	—
Restricted cash	1,088	1,088	—	—
Total assets measured at fair value	$226,026	$55,242	$170,784	$—
December 31, 2024
Assets
Cash equivalents
Money market funds	$40,777	$40,777	$—	$—
Restricted cash	1,088	1,088	—	—
Total assets measured at fair value	$41,865	$41,865	$—	$—
Liabilities
Credit line success fee derivative	$500	$—	$—	$500
Total liabilities measured at fair value	$500	$—	$—	$500

There were no transfers between Level 1, 2, or 3 during the years ended December 31, 2025 and 2024.

4.
Marketable securities

All marketable securities were considered available-for-sale as of December 31, 2025. The Company did not hold any investments in marketable securities as of December 31, 2024. On a recurring basis, the Company records its marketable securities at fair value using Level 1 or Level 2 inputs as discussed in Note 3, Fair value measurements. The amortized cost, gross unrealized holding gains, and fair value of the Company’s marketable securities by major security type as of December 31, 2025 are summarized in the table below:

	December 31, 2025
	(in thousands)
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Estimated Fair Value
Marketable securities, current
U.S. treasury securities	$121,246	$93	$—	$121,339
U.S. government agency securities	23,467	9	—	23,476
Commercial paper	5,874	2	—	5,876
Corporate debt securities	1,979	—	—	1,979
Total short-term marketable securities	152,566	104	—	152,670
Marketable securities, non-current
U.S. treasury securities	18,108	6	—	18,114
Total long-term marketable securities	18,108	6	—	18,114
Total	$170,674	$110	$—	$170,784

Interest receivable as of December 31, 2025 was $1.5 million and is recorded as a component of prepaid expenses and other current assets on the Company’s balance sheets. The Company had no interest receivable as of December 31, 2024.

As of December 31, 2025, none of the Company's marketable securities were in an unrealized loss position. The Company has not recognized an allowance for credit losses as of December 31, 2025. As of December 31, 2025, all of the Company’s marketable securities have a remaining contractual maturity of less than two years.

5.
Balance sheet components

Property and equipment, net

Property and equipment, net, consisted of the following:

	As of December 31,
	2025	2024
	(in thousands)
Laboratory equipment	$15,949	$15,378
Leasehold improvements	5,505	5,452
Office furniture	1,587	1,568
Software	745	745
Computer equipment	429	363
Fixed assets in-progress	40	29
Total property and equipment, gross	24,255	23,535
Accumulated depreciation	(19,211)	(16,867)
Total property and equipment, net	$5,044	$6,668

Depreciation expense was $2.4 million and $3.3 million for the years ended December 31, 2025 and 2024, respectively.

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

	As of December 31,
	2025	2024
	(in thousands)
Accrued compensation expenses	$10,853	$8,083
Accrued research and development expenses	4,305	2,934
Accrued professional expenses	660	2,467
Other accrued expenses and current liabilities	149	618
Total accrued expenses and other current liabilities	$15,967	$14,102

6.
Capital structure

Common stock

Common stockholders are entitled to dividends if and when declared by the Board of Directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. The holder of each share of common stock is entitled to one vote. As of December 31, 2025 and 2024, no dividends were declared.

Common stock reserved for future issuance, on an as-converted basis, consisted of the following:

	As of December 31,
	2025	2024
Series A redeemable convertible preferred stock	—	10,889,434
Series B redeemable convertible preferred stock	—	6,971,192
Series C redeemable convertible preferred stock	—	4,997,963
Series D redeemable convertible preferred stock	—	5,641,987
Series D-1 redeemable convertible preferred stock	—	4,086,247
Shares reserved under 2025 Equity Incentive Plan and 2019 Equity Incentive Plan	4,790,225	831,177
Stock options, issued and outstanding	5,484,226	5,278,735
Pre-funded warrants, issued and outstanding	4,331,090	—
Restricted stock units, issued and outstanding	593,525	—
Shares reserved under 2025 Employee Stock Purchase Plan	339,356	—
Total	15,538,422	38,696,735

Initial public offering

In February 2025, the Company completed its initial public offering, pursuant to which it issued and sold an aggregate of 8,750,000 shares of its common stock at an initial public offering price of $16.00 per share, resulting in net proceeds of approximately $127.8 million, after deducting underwriting discounts, commissions and other offering expenses paid by the Company in 2025. In connection with the completion of the initial public offering, the Company’s certificate of incorporation was amended and restated to (i) authorize 500,000,000 shares of common stock, par value $0.001 per share and (ii) authorize 10,000,000 shares of undesignated preferred stock, par value $0.001 per share, each of which may be issued from time to time by the Board of Directors in one or more series. The amended and restated certificate of incorporation eliminated all references to the previously existing series of convertible preferred stock.

Private placement

In September 2025, the Company completed the Private Placement, pursuant to which the Company issued and sold an aggregate of 4,000,002 shares of its common stock at a purchase price of $16.25 per share and the Pre-Funded Warrants to purchase up to an aggregate of 5,231,090 shares of its common stock at a purchase price of $16.249 per pre-funded warrant, resulting in net proceeds of approximately $141.3 million, after deducting placement fees and other offering expenses paid and payable by the Company of approximately $8.7 million. The Pre-Funded Warrants are exercisable immediately at an exercise price of $0.001 per share each and do not expire. The Pre-Funded Warrants provide that each holder of the Pre-Funded Warrants does not have the right to exercise any portion of its Pre-Funded Warrants if such holder, together with its affiliates, would beneficially own in excess of 4.99% or 9.99%, at the holder’s election, of the number of shares of the Company's common stock outstanding immediately after giving effect to such exercise. For the year ended December 31, 2025, Pre-Funded Warrants to purchase 900,000 shares of the Company's common stock were exercised, and as of December 31, 2025, Pre-Funded Warrants to purchase 4,331,090 shares of the Company's common stock remained outstanding.

Upon the issuance of the Pre-Funded Warrants, the Company evaluated the warrant terms to determine the appropriate accounting and classification pursuant to Accounting Standards Codification 480, Distinguishing Liabilities from Equity, and Accounting Standards Codification 815, Derivatives and Hedging. Warrants are classified as liabilities when the warrant terms allow settlement of the warrant exercise in cash and classified as equity when the warrant terms only allow settlement in shares of common stock. The terms of the Pre-Funded Warrants include certain provisions related to fundamental transactions and a cashless exercise provision in the event registered shares are not available, and do not include any mandatory redemption provisions. Based on its evaluation, the Company concluded the Pre-Funded Warrants should be classified as equity with no subsequent remeasurement as long as such warrants continue to be classified as equity.

Redeemable convertible preferred stock

In November 2024, the Company issued 54,394,445 shares of its Series D redeemable convertible preferred stock, or Series D Preferred Stock, at $1.3792 per share for gross proceeds of $75.0 million, or the Series D Financing. Simultaneously with the closing of this Series D Financing, the Convertible Promissory Notes, including accrued and unpaid interest, converted into 39,395,572 shares of the Company’s Series D-1 redeemable convertible preferred stock, or Series D-1 Preferred Stock, at a discount factor of 0.2 relative to the price paid by the Series D Preferred Stock investors. The Company incurred total offering costs of $4.2 million, resulting in net proceeds of $70.8 million. Of the total offering costs, $2.4 million and $1.8 million were allocated to the Series D and Series D-1 Preferred Stock, respectively. In connection with the Series D Financing, the Company adjusted the conversion ratios of the outstanding Series B redeemable convertible preferred stock and Series C redeemable convertible preferred stock to 1.00-for-0.1211 and to 1.00-for-0.1223, respectively, in connection with anti-dilution adjustments triggered by the Series D Financing. As a result of the adjustments to the conversion ratios, the Company reduced the amount of income available to existing stockholders by $15.0 million, in the form of a deemed dividend from its accumulated deficit, in accordance with ASC 260, Earnings Per Share.

Immediately prior to the closing of the initial public offering in February 2025, the Company’s outstanding redeemable convertible preferred stock automatically converted into 32,586,823 shares of common stock. No shares of redeemable convertible preferred stock were authorized, issued and outstanding at of December 31, 2025. Issued and outstanding redeemable convertible preferred stock as of December 31, 2024 consisted of the following:

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

7.
Equity incentive plans and stock-based compensation expense

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

Restricted stock awards (2018 Plan)

The total number of shares under the 2018 Plan that were vested as of December 31, 2025 and 2024 was 1,114,614. As of December 31, 2025 and 2024 , there were no amounts recorded in accrued expenses and other current liabilities related to shares held by employees and non-employees that were unvested and subject to repurchase under this plan. During the year ended December 31, 2024, any repurchased shares under the 2018 Plan were transferred to the 2019 Equity Incentive Plan. As of December 31, 2025 and 2024, no awards were available for issuance under the 2018 Plan.

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

The following table summarizes the changes in the Company’s unvested restricted common stock awards granted to founders and advisors outside of the 2018 Plan during the years ended December 31, 2025 and 2024:

		Weighted-
		average
	Restricted	grant date
	stock awards	fair value
Unvested balance as of January 1, 2024	36,302	$0.01
Vested	(25,930)	$0.01
Unvested restricted stock awards as of December 31, 2024	10,372	$0.01
Vested	—	$—
Unvested restricted stock awards as of December 31, 2025	10,372	$0.01

The total number of shares outside of the 2018 Plan that were vested as of December 31, 2025 and 2024 was 628,829. As of December 31, 2025 and 2024, there were immaterial amounts recorded in accrued expenses and other current liabilities related to shares held by employees and non-employees that were unvested and subject to repurchase outside of the 2018 Plan. The unvested awards as of December 31, 2025 and 2024 vest upon the achievement of future performance milestones.

2019 Equity Incentive Plan

In August 2019, the Board of Directors approved the establishment of the 2019 Equity Incentive Plan, or the 2019 Plan. The 2019 Plan allows for the granting of restricted common stock, incentive stock options, or ISOs, and non-qualified stock options, or NSOs, to the employees, members of the Board of Directors and consultants of the Company. Restricted common stock granted under the 2019 Plan is generally vested upon issuance. Unvested shares of restricted common stock are subject to repurchase by the Company at the original issuance price in the event of the employee’s termination, either voluntarily or involuntarily. ISOs are granted only to the Company’s employees, including officers and directors who are also employees. NSOs are granted to consultants, employees, and non-employee directors of the Company. Stock options granted under the 2019 Plan generally expire 10 years from the date of grant. The 2019 Plan allows the holder of the stock option to early exercise the stock option in whole or in part prior to the full vesting of the stock option. Unvested stock options are subject to repurchase by the Company at the original issuance price in the event of the employee’s termination, either voluntarily or involuntarily. Early exercises of stock options are not deemed to be substantive exercises for accounting purposes and accordingly, consideration received for unvested stock options is initially recorded as a liability and subsequently reclassified into stockholders’ equity (deficit) as the related stock options vest.

There were 831,177 equity incentive awards authorized and available for issuance under the 2019 Plan as of December 31, 2024. No shares remained available for issuance under the 2019 Plan as of December 31, 2025 as the 2019 Plan was replaced by the 2025 Equity Incentive Plan, or 2025 Plan, which is further discussed below.

Stock option repricing (2019 Plan)

In December 2024, the Company completed a repricing of 3,415,997 outstanding stock options, which adjusted the exercise price of such stock options to $10.42 per share, including with respect to 1,969,902 outstanding stock options held by executive officers and members of the Board of Directors. Of those stock options, an option to purchase 51,861 shares held by the Company’s Chief Executive Officer was amended to change the market-based vesting condition such that the option will fully vest if (i) the Company’s stock price is equal to or greater than $38.57 per share (as may be adjusted for stock splits) on average over a 20-day trading period or (ii) the Company is acquired at a stock price equal to or greater than $38.57 per share (as may be adjusted for stock splits), in each case subject to the grantee’s continued service relationship with the Company. The stock option repricing was treated as a modification in accordance with ASC 718, Compensation — Stock Compensation, and resulted in incremental stock-based compensation expense of $0.7 million, of which $0.3 million was recognized for vested stock options in December 2024.

During the year ended December 31, 2025, the Company recognized $0.2 million of incremental stock-based compensation expense related to the vesting of shares included in the repricing. The remaining $0.2 million of incremental stock-based compensation expense will be recognized over the remainder of the vesting periods for unvested stock options.

Restricted stock awards (2019 Plan)

During the years ended December 31, 2025 and 2024, there were no shares and 14 shares, respectively, of restricted stock issued under the 2019 Plan. The weighted average grant-date fair value of restricted stock granted during the year ended December 31, 2024 was $14.89 per share.

2025 Equity Incentive Plan

The Board of Directors and stockholders approved the 2025 Plan, which became effective on January 29, 2025. The 2025 Plan replaced the 2019 Plan, and upon its effectiveness, the Company ceased granting awards under the 2019 Plan. The 2025 Plan allows the Company to make equity-based and cash-based incentive awards to its officers, employees, directors and consultants. The Company initially reserved 5,300,000 shares of its common stock under the 2025 Plan plus those shares of common stock previously reserved but unissued under the 2019 Plan. Any outstanding awards granted under the 2019 Plan will remain subject to the terms of the 2019 Plan and applicable award agreements. The number of shares reserved for issuance under the 2025 Plan will increase automatically on January 1st each year from 2026 through 2035 by the number of shares equal to the lesser of 5% of the sum of (a) the total number of outstanding shares of all classes of the Company’s common stock plus (b) the total number of shares of the Company’s common stock subject to pre-funded warrants (if any) and (c) the total number of shares of the Company’s common stock issuable upon conversion of preferred stock (if any), in each case as of the immediately preceding December 31st, or a number as may be determined by the Board of Directors or compensation committee thereof.

There were 4,790,225 equity incentive awards authorized and available for issuance under the 2025 Plan as of December 31, 2025.

Stock options (2019 Plan and 2025 Plan)

The following table summarizes stock option activity under the 2019 Plan and 2025 Plan for the year ended December 31, 2025:

	Options outstanding
			Weighted-
		Weighted-	average	Aggregate
	Total	average	remaining	intrinsic
	options	exercise	contractual	value
	outstanding	price	life (years)	(in thousands)
Outstanding as of December 31, 2024	5,278,735	$10.44	8.27	$494
Granted	1,055,055	$17.01
Exercised(1)	(541,214)	$10.30
Cancelled	(308,350)	$12.16
Outstanding as of December 31, 2025	5,484,226	$11.62	7.69	$163,501
Vested and expected to vest as of December 31, 2025	5,484,226	$11.62	7.69	$163,501
Vested and exercisable as of December 31, 2025	2,721,361	$10.57	6.47	$83,971

(1)
During the year ended December 31, 2025 and 2024, none of the exercised options were exercised early and subject to repurchase at the time of exercise.

The total intrinsic value of options exercised during the year ended December 31, 2025 and 2024 was $11.2 million and $0.1 million, respectively. The intrinsic value is the difference between the fair value of the Company’s common stock at the time of exercise and the exercise price of the stock option.

The total fair value of options that vested during the years ended December 31, 2025 and 2024 was $11.1 million and $6.3 million, respectively.

The weighted average grant-date fair value of employee options granted during the years ended December 31, 2025 and 2024 was $12.34 per share and $9.51 per share, respectively.

As of December 31, 2025 and 2024, there were no options subject to repurchase under the 2019 Plan and 2025 Plan.

In December 2025, an option to purchase 51,861 shares held by the Company’s Chief Executive Officer met its market-based vesting condition and became fully vested as the Company’s stock price was equal to or greater than $38.57 per share on average over a 20-day trading period.

Restricted stock awards (2025 Plan)

During the year ended December 31, 2025, 4 shares of restricted stock were issued under the 2025 Plan. The weighted average grant-date fair value of restricted stock granted during the year ended December 31, 2025 was $17.47 per share.

2025 Employee Stock Purchase Plan

The Board of Directors and stockholders approved the 2025 Employee Stock Purchase Plan, or 2025 ESPP, which became effective on January 30, 2025. The number of shares initially available for issuance pursuant to the 2025 ESPP was 450,000 shares. The purchase price of common stock purchased under the ESPP is equal to 85% of the lesser of the fair market value of the common stock on (i) the first trading day of the applicable offering period or (ii) the last trading day of each purchase period in the applicable offering period. The aggregate number of shares reserved for sale under the ESPP will increase automatically on January 1st of each year from 2026 through 2035 by the number of shares equal to 1% of the sum of (a) the total number of outstanding shares of all classes of the Company’s common stock plus (b) the total number of shares of the Company’s common stock subject to pre-funded warrants (if any) and (c) the total number of shares of the Company’s common stock issuable upon conversion of preferred stock (if any), in each case outstanding as of the immediately preceding December 31st, provided that the Board of Directors or the compensation committee thereof may in its sole discretion reduce the amount of the increase in any particular calendar year. During the year ended December 31, 2025, 110,644 shares were purchased under the 2025 ESPP.

Fair value measurement

The Company estimated the fair value of service-based stock options and employee stock purchases using the Black-Scholes option-pricing model. The fair value of service-based stock options is being amortized on the straight-line basis over the requisite service period of the awards.

Prior to the IPO in January 2025, the Board of Directors determined the fair value of the common stock at the time of grant of the option by considering a number of objective and subjective factors including: (i) third-party valuations of the Company’s common stock; (ii) the Company’s stage of development; (iii) the status of research and development efforts; (iv) the rights, preferences, and privileges of the Company’s redeemable convertible preferred stock relative to those of the Company’s common stock; (v) the Company’s operating results and financial condition, including the Company’s levels of available capital resources; (vi) equity market conditions affecting comparable public companies; (vii) general U.S. market conditions; and (viii) the lack of marketability of the Company’s common stock. After completion of the IPO, the fair value of common stock is based on the closing market price on the date of grant.

The Black-Scholes option-pricing model requires the use of highly subjective assumptions which determine the fair value of stock-based awards. These assumptions include:

•
Risk-free interest rate—The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of the stock option.
•
Expected volatility—Due to the Company’s limited operating history and lack of company-specific historical volatility as a public company, the expected volatility was estimated based on the average volatility for comparable publicly traded biopharmaceutical companies over a period equal to the expected term of the stock option grants. The comparable companies were chosen based on their similar size, stage in the life cycle or area of specialty. The Company will continue to apply this process until enough historical information regarding the volatility of its own stock becomes available.
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

The fair value of service-based stock options granted to employees and non-employees during the years ended December 31, 2025 and 2024 was estimated using the following weighted-average assumptions:

Year ended December 31,
	2025	2024
Risk-free interest rate	3.71%-4.40%	3.64%-4.65%
Expected volatility	83%-100%	85%-100%
Expected term (years)	5.17-6.25 years	6.0-6.25 years
Expected dividend yield	—	—

The fair value of employee stock purchases during the year ended December 31, 2025 was estimated using the following weighted-average assumptions:

Year ended December 31,
2025
Risk-free interest rate	3.48%-4.32%
Expected volatility	81%-90%
Expected term (years)	0.37-2.00 years
Expected dividend yield	—

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

Stock-based compensation expense

The following table summarizes the components of stock-based compensation expense recognized in the Company’s statement of operations and comprehensive (loss) income during the years ended December 31, 2025 and 2024:

	Year ended December 31,
	2025	2024
	(in thousands)
Research and development	$9,329	$5,467
General and administrative	7,071	4,179
Total stock-based compensation expense	$16,400	$9,646

For the years ended December 31, 2025 and 2024, the Company recognized $12.6 million and $9.6 million, respectively, in stock-based compensation related to stock option grants issued to employees and non-employees. For the year ended December 31, 2025, the Company recognized $1.8 million in stock-based compensation expense related to the 2025 ESPP. No comparable amount was recognized for the year ended December 31, 2024.

As of December 31, 2025 and 2024, there was $28.4 million and $30.0 million, respectively, of total unrecognized compensation cost related to unvested options for which the cost is expected to be recognized over a weighted-average period of 3.05 years and 3.11 years, respectively. As of December 31, 2025, there was $1.9 million of total unrecognized compensation cost related to the 2025 ESPP for which the cost is expected to be recognized over a weighted-average period of 1.16 years.

Restricted stock units

In September 2025, the Company issued 594,825 RSUs, under the 2025 Plan at a grant date fair value of $23.67 per share. These RSUs vest in equal annual installments over two years, subject to the holder's continued employment with, or services to, the Company on each vesting date. Each RSU represents the right to receive one share of the Company’s common stock when and if the applicable vesting conditions are satisfied.

For the year ended December 31, 2025, the Company recognized $2.0 million in stock-based compensation expense related to restricted stock issued. As of December 31, 2025, there was $12.1 million of total unrecognized compensation cost related to RSUs that is expected to be recognized over a weighted average period of 1.67 years.

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

The Company assessed the Trace License Agreement in accordance with ASC 606 and concluded that it was a contract with a customer. The Company determined that there is one performance obligation relating to the license to the UNC13A discovery program, including the underlying know-how and certain related materials, and that the transaction price consisted of the $15.0 million non-refundable upfront cash payment. The potential future development and regulatory milestones represent variable consideration and were constrained, as it was concluded that it was not probable that a significant reversal in cumulative revenue recognized will not occur and therefore not included in the transaction price as of December 31, 2025. Potential sales milestones and royalties on net product sales will be recognized in the same period that the underlying net product sales occur as they were determined to relate to the license. The $15.0 million transaction price was recorded as license revenue in the statements of operations and comprehensive (loss) income during the year ended December 31, 2024 at the point in time when control of the license and related know-how was transferred to Trace.

Shionogi License Agreement

In March 2024, the Company entered into an exclusive license agreement with Shionogi & Co., Ltd, or Shionogi, pursuant to which the Company granted Shionogi an exclusive, worldwide, sublicensable license to research, develop, manufacture and commercialize MZE001 and certain other small molecule compounds modulating glycogen synthase 1, or the Shionogi License Agreement. As consideration for the licensed rights and the transfer of know-how and materials, the Company received an upfront payment of $150.0 million in May 2024 upon the effectiveness of the Shionogi License Agreement. The Shionogi License Agreement also requires that Shionogi pay the Company up to $275.0 million in the aggregate in milestone payments upon the completion of certain clinical and regulatory milestones and up to $330.0 million in the aggregate in milestone payments if certain sales milestones are achieved. The Shionogi License Agreement also requires that Shionogi pay the Company tiered royalties ranging from percentages in the low double-digits to twenty on net sales of licensed products, subject to certain deductions. See Note 16, Subsequent events, for further discussion of achievement of the first clinical development milestone under the Shionogi License Agreement.

The Company assessed the Shionogi License Agreement in accordance with ASC 606 and concluded that it was a contract with a customer. The Company determined that there is one performance obligation relating to the license to the MZE001 program, including the underlying know-how and certain related materials, and that the transaction price consisted of the $150.0 million non-refundable upfront cash payment. The potential clinical and regulatory milestones represent variable consideration and were constrained as it was concluded that it was not probable that a significant reversal in cumulative revenue recognized will not occur and therefore not included in the transaction price as of December 31, 2025. Potential sales milestones and royalties on net product sales will be recognized in the same period that the underlying net product sales occur as they were determined to relate to the license. The $150.0 million transaction price was recorded as license revenue in the statements of operations and comprehensive (loss) income during the year ended December 31, 2024 at the point in time when control of the license and related know-how and materials was transferred to Shionogi.

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

The Company assessed the Neurocrine License Agreement in accordance with ASC 606 and concluded that it was a contract with a customer. The Company determined that there is one performance obligation relating to the license to the ATXN2 discovery program, including the underlying know-how and certain related materials, and that the transaction price consisted of the $2.5 million upfront cash payment. The potential research and development milestones represent variable consideration and were constrained as it was concluded that it was not probable that a significant reversal in cumulative revenue recognized will not occur and therefore not included in the transaction price as of December 31, 2025. Potential sales milestones and royalties on net product sales will be recognized in the same period that the underlying net product sales occur as they were determined to relate to the license. The $2.5 million transaction price was recorded as license revenue in the statements of operations and comprehensive (loss) income during the year ended December 31, 2024 at the point in time when control of the license and the related know-how and materials was transferred to Neurocrine.

9.
Commitments and contingencies

Legal proceedings

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and that such expenditures can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. No contingent liabilities have been recorded as of December 31, 2025 and 2024.

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

Consortium agreements

Since November 2019, the Company entered into a Consortium Agreement and certain related amended agreements with the University of Helsinki and other parties for access to a collaborative pre-competitive research project. The project aims to collect genomic information from patient samples in biobanks across Finland to which the Company is granted access. Under the agreement, the Company is obligated to pay certain installments through the year 2027. The Company paid $0.7 million and $0.8 million during the years ended December 31, 2025 and 2024, respectively, under the related agreements. As of December 31, 2025, the Company is obligated to pay approximately $4.2 million under this agreement, of which $1.2 million and $3.0 million will be paid in each of the years ended December 31, 2026 and 2027, respectively.

In November 2021, the Company entered into a Genes and Health Industry Consortium Agreement with Queen Mary University to source genetic and paired clinical data from a long-term community-based study run jointly by government, academic and non-profit institutions. Under the agreement, the Company was obligated to pay certain installments through the year 2025. The Company paid $0.5 million and $0.9 million during the year ended December 31, 2025 and 2024, respectively, under the related agreement. As of December 31, 2025, the Company has no additional obligation to pay under this agreement.

10.
Operating Leases

In September 2019, the Company entered into a lease in South San Francisco, California for approximately 67,200 square feet of office and laboratory space, which serves as the Company’s corporate headquarters, or Headquarters. The lease commenced in May 2020 and terminates in November 2030 with an option to extend the lease term for an additional period of eight years. The Company determined that given the length of time between lease commencement and the renewal period for this lease agreement (more than 10 years from the commencement date) and the uncertainty of business and market conditions in the future, it is not reasonably certain that the renewal option will be exercised. The Company is obligated to make total fixed payments over the lease term of approximately $53.5 million. The Company has provided the landlord with a letter of credit in the amount of $1.1 million. The security for the letter of credit is classified as restricted cash under long term assets on the balance sheet. Under this lease, the Company received reimbursement of $4.4 million for the costs associated with the design, development and construction of certain improvements that are deemed to be the property of the landlord. Such expenditures for lessor assets are recorded as prepaid rent and then reduced upon reimbursement. Total rent expense for this lease was $5.1 million for each of the years ended December 31, 2025 and 2024.

The lease costs, which are included in operating expenses in the statements of operations and comprehensive (loss) income, and supplemental cash flow information related to the lease were as follows:

	Year ended December 31,
	2025	2024
	(in thousands)
Operating lease expense	$5,074	$5,074
Cash paid for operating leases	$5,264	$5,086

As of December 31, 2025, the weighted-average remaining lease term was 4.9 years, and the weighted-average discount rate was 8.0%. As of December 31, 2025, the Company recorded current operating lease liabilities of $4.8 million, non-current operating lease liabilities of $18.5 million, and a corresponding right-of-use asset of $20.1 million on the balance sheet.

The following table reconciles the undiscounted future minimum lease payments required to the operating leases recorded on the Company’s balance sheet as of December 31, 2025:

Year Ending December 31,	Amount
(in thousands)
2026	$4,982
2027	5,622
2028	5,819
2029	6,023
2030	5,691
Total undiscounted future minimum lease payments	28,137
Less: Imputed interest	(4,831)
Total operating lease liabilities	$23,306

11.
Loan and security agreement

In March 2025, the Company entered into an amendment to the loan and security agreement dated June 27, 2022, that provided for a one-year extension of the $50.0 million revolving line of credit maturity date to June 2026. The revolving line of credit was secured by substantially all of the Company’s assets, except for its intellectual property. As of December 31, 2025, the Company had not elected to draw down any funds from this debt facility. Advances under the revolving line could be prepaid and reborrowed by the Company without penalty. The Company had the option to convert the aggregate principal amount of advances under the line of credit, if any, into a term loan upon maturity of the revolving line of credit. Advances under the line of credit would accrue interest at a variable annum rate of the greater of (i) 0.75% above the prime rate and (ii) 4.50%. The prime rate was defined as the variable rate of interest, per annum, most recently announced by the bank, as its “prime rate,” whether or not such announced rate is the lowest rate available from the bank.

Under the loan and security agreement, the Company was required to pay the bank a success fee of up to $2.0 million depending on if the Company closed a sale of substantially all of its assets, consummated a reorganization where the voting stockholders before such transaction held less than 50% of the voting securities after such transaction, or completed the sale of the Company’s securities in connection with an initial public offering, reverse merger or other similar transaction wherein the Company’s securities were thereafter traded in a public market. This success fee was deemed to be a freestanding derivative instrument that was bifurcated from the line-of-credit instrument and was initially and subsequently measured at fair value each reporting period. The fair value of this success fee derivative was estimated utilizing a probability-weighted cash flow approach, including variables for the timing of the related events and other probability estimates, which were deemed to be Level 3 inputs in the fair value hierarchy. The fair value of this success fee derivative was approximately $0.5 million as of December 31, 2024 and was recorded in accrued expenses and other current liabilities on the balance sheets. In February 2025, the Company paid a success fee of $0.5 million pursuant to the terms of the loan and security agreement, upon the completion of the Company’s initial public offering. No change in fair value of the derivative was recorded for the year ended December 31, 2025. The change in fair value of the derivative of approximately $0.4 million for the year ended December 31, 2024 is recorded in interest and other income, net in the statements of operations and comprehensive (loss) income. Total issuance costs and the debt discount arising from the success fee amounted to $0.3 million and were recorded in other assets and amortized as interest expense over the commitment period. The debt discount was fully amortized as of December 31, 2025.

This loan and security agreement was terminated in February 2026. Refer to Note 16, Subsequent events.

12.
Related party transactions

The Company paid fees to its founders and certain board members in exchange for consulting services. During the year ended December 31, 2025, the Company recorded such fees of $0.3 million as general and administrative expenses. During year ended December 31, 2024, the Company recorded such fees of $0.1 million as research and development expenses and $0.2 million as general and administrative expenses.

13.
Income taxes

The Company’s provision for income taxes is determined using the Company’s annual effective income tax rate. No income tax provision was recorded for the year ended December 31, 2025. For the year ended December 31, 2024, the Company recorded a federal income tax provision of $1.2 million and made an estimated income tax payment of $1.2 million. The primary difference in income tax expense for the year ended December 31, 2025, as compared to the prior year, is the result of recognition of license revenue for the year ended December 31, 2024 from the Company’s license agreements as discussed in Note 8, License agreements, which resulted in taxable income to the Company.

Based on available objective evidence during the year ended December 31, 2025, the Company believes it is more likely than not that its net deferred tax assets may not be realized. Accordingly, the Company has established a full valuation allowance against its net deferred tax assets due to the uncertainty surrounding the realization of such assets. All losses to date have been incurred domestically.

The primary difference between the effective income tax rate and the statutory income tax rate relates to the Company’s change in valuation allowance against deferred taxes. The effective income tax rate of the Company’s provision for income taxes differed from the federal statutory rate as follows:

	Year ended December 31,
	2025		2024
	Amount	Percent	Amount	Percent
Statutory income tax rate	$(27,535)	21.00%	$11,215	21.00%
State income tax	—	—	—	—
Permanent differences	85	(0.07)%	38	0.07%
Stock-based compensation expense	2,891	(2.21)%	660	1.24%
Change in unrecognized tax benefit	(1,632)	1.24%	(525)	(0.99)%
Others	—	—	76	0.14%
Tax credits	1,900	(1.44)%	(4,622)	(8.65)%
Valuation allowance	24,291	(18.52)%	(7,526)	(14.09)%
Convertible note revaluation	—	—	1,856	3.48%
Total effective income tax rate	$—	—	$1,172	2.20%

Deferred income taxes reflect the net tax effects: of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards. The tax effects of significant items comprising the Company’s deferred tax as of December 31, 2025 and 2024 are as follows:

	As of December 31,
	2025	2024
	(in thousands)
Deferred tax assets:
Operating loss and tax credit carryforwards	$59,689	$29,720
Lease liability	4,894	5,793
Research and development credits	18,015	17,219
Accruals and other	4,750	5,807
Capitalized research and development	28,938	34,907
Total deferred tax assets	116,286	93,446
Deferred tax liabilities:
Property and equipment, net	(32)	(252)
Right of use asset	(4,224)	(5,058)
Total deferred tax liabilities	(4,256)	(5,310)
Valuation allowance	(112,030)	(88,136)
Net deferred tax assets	$—	$—

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

The realization of deferred tax assets is dependent upon future earnings, if any, of which the timing and amount are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. During the years ended December 31, 2025 and 2024, the valuation allowance increased by $23.9 million and decreased by $5.1 million, respectively.

Utilization of the net operating loss carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, or the Code, and similar state provisions. The Company prepared a Section 382 study which covered the period from inception through December 2025 and concluded that several ownership changes occurred since the inception of the Company. However, it was determined that the annual available NOLs under Section 382 will be sufficient to utilize in their entirety prior to their respective expiration years.

Net operating losses and tax credit carryforwards as of December 31, 2025 are as follows:

	December 31, 2025	Expiration year
	(in thousands)
Net operating losses, federal (post-December 31, 2017)	$283,607	Do not expire
Net operating losses, federal (pre-January 1, 2018)	—	12/31/2037
Net operating losses, state	2,076	2037—2045
Tax credits, federal	15,362	2039—2045
Tax credits, state (CA)	10,867	Do not expire
Tax credits, state (MA)	235	2034-2038

ASC Topic 740-10 prescribes a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of any uncertain tax positions that have been taken or expected to be taken on a tax return. The Company had unrecognized tax benefits of $6.6 million and $6.8 million as of December 31, 2025 and 2024, respectively. The amount of unrecognized tax benefits is not expected to significantly change over the next twelve months. No amounts, outside of valuation allowance, would impact the effective tax rate on continuing operations. The beginning and ending gross unrecognized tax benefits amounts are as follows:

	December 31,
	2025	2024
	(in thousands)
Unrecognized tax benefit—beginning of period	$6,777	$4,623
Gross increase/(decrease)—prior period tax positions	(1,747)	(585)
Gross increase/(decrease)—current period tax positions	1,604	2,739
Unrecognized tax benefit—end of period	$6,634	$6,777

It is the Company’s policy to include penalties and interest expense related to income taxes as a component of income tax expense as necessary. Management determined that no accrual for interest and penalties was required as of December 31, 2025 and 2024. The Company’s tax jurisdictions are the United States (federal) and the states of California, Colorado, Georgia, Idaho, Maine, Massachusetts, New Hampshire, New York, New Jersey and Utah. The Company’s tax years from inception in 2017 forward remain open for examination by the federal and state authorities due to the carryover of unused net operating losses and tax credits. The Company is not currently subject to income tax examinations by any authority.

On July 4, 2025, the One Big Beautiful Bill Act, or the OBBBA, was signed into law in the United States. This comprehensive tax legislation contains a broad range of tax reforms, including provisions that allow for the immediate expensing of domestic research and development expenses, restore and make permanent 100% bonus depreciation for qualifying assets, and ease limitations on the deductibility of interest expense. The legislation has multiple effective dates, with certain provisions taking effect in 2025 and others being implemented through various future years. The Company has accounted for the provisions of the OBBBA in its financial statements. The changes did not impact income taxes due to its cumulative tax loss and tax effect of a full valuation allowance against those balances.

14.
Net (loss) income per share

The following table sets forth the computation of basic and diluted net (loss) income per share (in thousands, except share and per share data):

	Year ended December 31,
	2025	2024
Basic (loss) income per share:
Numerator:
Net (loss) income	$(131,120)	$52,231
Deemed dividend for anti-dilution adjustments to Series B and Series C redeemable convertible preferred stock upon issuance of Series D Preferred Stock	—	(14,972)
Allocation of undistributed earnings to participating securities	—	(33,854)
Net (loss) income attributable to common stockholders, basic	$(131,120)	$3,405
Denominator:
Weighted-average shares of common stock outstanding	42,986,396	2,421,566
Less: weighted-average shares of common stock subject to repurchase	(10,372)	(25,472)
Weighted-average shares of common stock outstanding used in the calculation of (loss) income per share attributable to common stockholders, basic	42,976,024	2,396,094
Net (loss) income per share attributable to common stockholders, basic	$(3.05)	$1.42
Diluted (loss) income per share:
Numerator:
Net (loss) income attributable to common stockholders, basic and diluted	$(131,120)	$3,405
Denominator:
Weighted-average shares of common stock outstanding, basic	42,976,024	2,396,094
Weighted-average dilutive effect of equity awards	—	334,205
Weighted-average shares of common stock outstanding, diluted	42,976,024	2,730,299
Net (loss) income per share attributable to common stockholders, diluted	$(3.05)	$1.25

The potential shares of common stock that were excluded from the computation of diluted net (loss) income per share attributable to common stockholders for the periods presented because including them would have been antidilutive are as follows:

	Year ended December 31,
	2025	2024
Shares subject to outstanding stock options	5,484,226	1,521,486
Shares subject to outstanding restricted stock units	593,525	—
Unvested restricted stock subject to repurchase	10,372	10,372
Total	6,088,123	1,531,858

The potential shares of common stock associated with the Convertible Promissory Notes that converted to Series D-1 Preferred Stock would have been antidilutive, but are not included in the table above as the Convertible Promissory Notes were no longer outstanding as of December 31, 2024.

15.
Employee 401(k) plan

In 2019, the Company implemented a defined contribution savings plan under Section 401(k) of the Code. Employees are eligible to participate in the plan on the first day of the month after their hire date and may contribute up to the current statutory limits under IRS regulations. The 401(k) plan permits the Company to make additional matching contributions on behalf of all employees. The Company incurred and accrued matching contributions of $0.5 million and $0.4 million for the year ended December 31, 2025 and 2024, respectively.

16.
Subsequent events

On February 4, 2026, the Company entered into an Open Market Sale Agreement, or the 2026 Sale Agreement, with Jefferies LLC, pursuant to which the Company may elect to issue and sell shares of its common stock having an aggregate offering price of up to $200.0 million in such quantities and on such minimum price terms as the Company sets from time to time through Jefferies LLC as the Company's sales agent. The Company has agreed to pay Jefferies LLC an aggregate commission equal to up to 3.0% of the gross proceeds of the sales under the agreement. To date, no sales of common stock have occurred under the 2026 Sale Agreement.

On February 4, 2026, or the Closing Date, the Company entered into a loan and security agreement, or the Hercules Loan Agreement, with certain lenders and Hercules Capital, Inc. in its capacity as administrative agent and collateral agent for itself and the lenders party thereto. The Hercules Loan Agreement provides for a senior secured term loan facility in an aggregate principal amount of up to $200.0 million, or the Hercules Term Loan Facility. An initial term loan of $40.0 million, or the Tranche 1A Loan, was funded under the Hercules Term Loan Facility on the Closing Date. In addition to the Tranche 1A Loan, the Hercules Term Loan Facility includes up to six additional term loan tranches providing up to an aggregate $160.0 million in additional loan commitments (collectively with the Tranche 1A Loan, the Term Loans). The final tranche of $50.0 million will be available subject to future approval by the lenders’ investment committee. The tranches will be available up to 60 months after the Closing Date, so long as the Company satisfies certain conditions precedent, including compliance with financial covenants, the continued accuracy of the representations and warranties provided in the Hercules Loan Agreement, and satisfaction of certain performance and financing milestones.

The Hercules Term Loan Facility has a maturity date of February 1, 2031, or the Maturity Date. Upon repayment of the Term Loans (whether at the Maturity Date or upon earlier prepayment), the Company is required to pay an exit fee equal to (i) 3.95% of the principal amount being repaid, if repaid on or within 24 months of the Closing Date, (ii) 5.75% of the principal amount being repaid, if repaid more than 24 months after the Closing Date and on or within 48 months of the Closing Date, and (iii) 6.45% of the principal amount being repaid, if repaid thereafter. Net proceeds from the Tranche 1A Loan were approximately $38.4 million, after deducting estimated debt issuance costs and fees and expenses.

The Hercules Term Loan Facility will accrue interest at an annual rate determined by reference to the Prime Rate as reported in the Wall Street Journal, with interest rate floors that range from 7.95% (with respect to the Tranche 1A Loan funded on the Closing Date, among other tranches) to 9.25% depending on the tranche. The Hercules Term Loan Facility provides for payment of interest only until (a) 48 months after the Closing Date or (b) if certain performance and financing milestones are satisfied, 60 months after the Closing Date. Accrued interest on the Term Loans is payable on the first business day of each month. Upon an Event of Default (as defined in the Hercules Loan Agreement), the interest rate will automatically increase by an additional 4.00% per annum.

The Term Loans may be prepaid at any time, subject to a prepayment premium equal to (i) 3.00% of the aggregate outstanding principal amount being prepaid, if prepaid on or within 12 months of the Closing Date; (ii) 2.00% of the aggregate outstanding principal amount being prepaid, if prepaid more than 12 months after the Closing Date and on or within 24 months of the Closing Date; (iii) 1.00% of the aggregate outstanding principal amount being prepaid, if prepaid more than 24 months after the Closing Date and on or within 36 months of the Closing Date; and (iv) 0.00% thereafter, and the exit fee described above.

Pursuant to the Hercules Loan Agreement, all of the Company’s obligations under the Hercules Loan Agreement are secured by a first lien perfected security interest on substantially all of the Company’s existing and after-acquired assets, subject to customary exceptions.

The Hercules Loan Agreement contains certain representations and warranties, affirmative covenants, negative covenants, financial covenants, and conditions that are customarily required for similar financings. In addition, unless either (i) the Company’s market capitalization is greater than or equal to $450.0 million and an aggregate of no more than $85.0 million in principal amount is outstanding under the Term Loans or (ii) the Company’s market capitalization is greater than or equal to $750.0 million, the Company must at all other times maintain unrestricted cash and cash equivalents of at least 50% of the outstanding loan amount, decreasing to 40% and 35% upon satisfaction of certain performance and financing milestones.

The Hercules Loan Agreement also contains certain customary Events of Default which include, among others, non-payment of principal, interest, or fees, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgments, cross-defaults to material contracts, certain material regulatory-related events and events constituting a change of control. The occurrence of an Event of Default could result in, among other things, the declaration that all outstanding principal and interest under the Hercules Term Loan Facility are immediately due and payable in whole or in part.

In connection with the entry into the Hercules Loan Agreement, the loan and security agreement discussed in Note 11, Loan and security agreement, was terminated, effective as of February 2, 2026, and the lender’s security interest in the Company’s assets and property was released.

On March 13, 2026, the Company received notification from Shionogi that the first patient has been dosed in the Phase 2 study of MZE001 for Pompe disease. Pursuant to the terms of the Shionogi License Agreement, the Company expects to receive a $20.0 million clinical development milestone payment in connection with the initiation of this clinical study.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2025, our management, including the Chief Executive Officer, who is our principal executive officer, and the Chief Financial Officer, who is our principal financial officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in U.S. Securities and Exchange Commission, or the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). We have evaluated the effectiveness of our internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-K, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this assessment, management concluded that, as of December 31, 2025, the Company's internal control over financial reporting was effective.

Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include, and is not required to include, an attestation report of our registered public accounting firm. Our independent registered public accounting firm will not be required to opine on our internal control over financial reporting until we are no longer an emerging growth company and non-accelerated filer.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d)and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations over Internal Controls

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, a company’s principal executive officer and principal financial officer, or persons performing similar functions, and effected by a company’s board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•
pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of a company’s assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that a company’s receipts and expenditures are being made only in accordance with authorizations of the company’s management and directors; and
•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Item 9B. Other Information

None.

Rule 10b5-1 Trading Plans

During the three months end December 31, 2025, the following directors and/or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” in each case as defined in Item 408 of Regulation S-K:

Character of Trading Arrangement
	Action	Date of	Rule	Non-Rule	Nature of	Aggregate Number	Duration of Trading
Name and Title	Taken	Action	10b5-1*	10b5-1**	Trading	of Securities	Arrangement(1)
Jason Coloma, Chief Executive Officer	Adopted(1)	October 13, 2025	X		Sale	103,504	2/11/2026-7/14/2026
*Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
**"Non-Rule 10b5-1 trading arrangement" as defined in Item 408(c) of Regulation S-K under the Exchange Act.
[1] The trading arrangement may expire on an earlier date if and when all transactions under the arrangement are completed.
(1)
On February 5, 2026, Jason Coloma, Chief Executive Officer, (a) terminated the Rule 10b5-1 trading arrangement adopted on October 13, 2025 to sell, between February 11, 2026 and July 14, 2026, up to 103,504 shares of our common stock, having sold no shares under such trading arrangement, and (b) adopted a new Rule 10b5-1 trading arrangement to sell, between May 8, 2026 and May 15, 2027, up to 414,012 shares of our common stock.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be included in the definitive proxy statement relating to our 2026 Annual Meeting of Stockholders, or the 2026 Proxy Statement, which we will file with the Securities and Exchange Commission, or the SEC, no later than 120 days after the end of our fiscal year ended December 31, 2025, and is incorporated in this Annual Report on Form 10-K by reference.

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

Item 11. Executive Compensation

The information required by this item will be included in the 2026 Proxy Statement and is incorporated in this Annual Report on Form 10-K by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in the 2026 Proxy Statement and is incorporated in this Annual Report on Form 10-K by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in the 2026 Proxy Statement and is incorporated in this Annual Report on Form 10-K by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be included in the 2026 Proxy Statement and is incorporated in this Annual Report on Form 10-K by reference.

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

(3) Exhibits

The following is a list of Exhibits filed, furnished or incorporated by reference as part of the Annual Report on Form 10-K:

EXHIBIT INDEX
		Incorporated by Reference
Exhibit number	Description of document	Form	File No.	Number	Filing Date
3.1	Amended and Restated Certificate of Incorporation.	10-K	001-42490	3.1	3/31/2025
3.2	Amended and Restated Bylaws.	10-K	001-42490	3.2	3/31/2025
4.1	Description of Capital Stock.				Filed herewith
4.2	Form of Common Stock Certificate.	S-1/A	333-284164	4.1	1/27/2025
4.3	Amended and Restated Investors’ Rights Agreement, dated November 26, 2024, by and among Maze Therapeutics, Inc. and certain of its stockholders.	S-1	333-284164	4.2	1/7/2025
4.4	Form of Pre-Funded Warrant.	8-K	001-42490	4.1	9/11/2025
10.1	Form of Indemnity Agreement.	S-1	333-284164	10.1	1/7/2025
10.2*	2018 Stock Option and Grant Plan, as amended, and forms of award agreements.	S-1	333-284164	10.2	1/7/2025
10.3*	2019 Equity Incentive Plan, as amended, and forms of award agreements.	S-1	333-284164	10.3	1/7/2025
10.4*	2025 Equity Incentive Plan, and forms of award agreements.	S-1/A	333-284164	10.4	1/27/2025
10.5*	2025 Employee Stock Purchase Plan, and forms of award agreements.	S-1/A	333-284164	10.5	1/27/2025
10.6^	Lease Agreement, dated September 27, 2019, by and among Maze Therapeutics, Inc. and HCP Oyster Point III LLC.	S-1	333-284164	10.6	1/7/2025
10.7*	Consulting Agreement, dated November 1, 2019, by and among Maze Therapeutics, Inc. and Charles Homcy, M.D.	S-1	333-284164	10.7	1/7/2025
10.8*	Advisor Agreement, dated July 1, 2021, by and among Maze Therapeutics, Inc. and Richard Scheller, Ph.D.	S-1	333-284164	10.8	1/7/2025
10.9†^	License Agreement, dated as of March 27, 2024, by and between Maze Therapeutics, Inc. and Shionogi & Co., Ltd.	S-1	333-284164	10.10	1/7/2025
10.10	Non-Employee Director Compensation Policy.	S-1/A	333-284164	10.11	1/27/2025
10.11*	Restated Offer Letter by and between Maze Therapeutics, Inc. and Jason Coloma, Ph.D., M.P.H.	S-1/A	333-284164	10.12	1/27/2025
10.12*	Restated Offer Letter by and between Maze Therapeutics, Inc. and Harold Bernstein, M.D., Ph.D.	S-1/A	333-284164	10.13	1/27/2025
10.13*	Form of Restated Offer Letter between Maze Therapeutics, Inc. and its senior executive officers.	S-1	333-284164	10.14	1/7/2025
10.14*	Amended and Restated Executive Severance and Change in Control Plan.	S-1	333-284164	10.15	1/7/2025
10.15*	Restated Offer Letter by and between Maze Therapeutics, Inc. and Courtney Phillips.	S-1/A	333-284164	10.16	1/30/2025
10.16	Form of Registration Rights Agreement.	8-K	001-42490	10.2	9/11/2025
10.17*	Offer Letter by and between Maze Therapeutics, Inc. and Misbah Tahir.	10-Q	001-42490	10.3	11/6/2025
10.18	Open Market Sale AgreementSM, dated February 4, 2026, by and between Maze Therapeutics, Inc. and Jefferies LLC.	S-3ASR	333-293206	1.2	2/4/2026
10.19	Loan and Security Agreement, dated February 4, 2026, by and between Maze Therapeutics, Inc. and Hercules Capital, Inc.				Filed herewith
19.1	Insider Trading Policy.	10-K	001-42490	19.1	3/31/2025
21.1	Subsidiaries of the Registrant.				Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm.				Filed herewith
24.1	Power of Attorney (included in signature page).				Filed herewith
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Filed herewith
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Filed herewith
97.1	Compensation Recovery Policy.	10-K	001-42490	97.1	3/31/2025

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

MAZE THERAPEUTICS, INC.

Date: March 25, 2026	By:	/s/ Jason Coloma
Jason Coloma, Ph.D.
Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Jason Coloma, Ph.D., Misbah Tahir and Courtney Phillips, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jason Coloma	Chief Executive Officer and Director	March 25, 2026
Jason Coloma, Ph.D.	(Principal Executive Officer)

/s/ Misbah Tahir	Chief Financial Officer	March 25, 2026
Misbah Tahir	(Principal Financial Officer)

/s/ Amy Bachrodt	SVP, Finance	March 25, 2026
Amy Bachrodt	(Principal Accounting Officer)

/s/ Hervé Hoppenot	Chairperson of our Board of Directors	March 25, 2026
Hervé Hoppenot

/s/ Charles Homcy	Director	March 25, 2026
Charles Homcy, M.D.

/s/ Nancy C. Andrews	Director	March 25, 2026
Nancy C. Andrews, M.D., Ph.D.

/s/ Neil Exter	Director	March 25, 2026
Neil Exter

/s/ Jonathan Lim	Director	March 25, 2026
Jonathan Lim, M.D.

/s/ Richard Scheller	Director	March 25, 2026
Richard Scheller, Ph.D.

/s/ Catherine Angell Sohn	Director	March 25, 2026
Catherine Angell Sohn, Pharm. D.

/s/ Daniel Spiegelman	Director	March 25, 2026
Daniel Spiegelman