Form 10-Q
period 2026-03-31
Maze Therapeutics, Inc.
filed 2026-05-12
CIK 1842295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

As of May 7, 2026, the registrant had 55,345,261 shares of common stock outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Maze Therapeutics, Inc.

Condensed Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$198,766	$189,247
Marketable securities, current	153,616	152,670
Accounts receivable	20,000	—
Prepaid expenses and other current assets	7,397	7,800
Total current assets	379,779	349,717
Property and equipment, net	4,682	5,044
Restricted cash	1,088	1,088
Marketable securities, non-current	10,556	18,114
Operating lease right-of-use asset	19,285	20,116
Other assets	4,320	3,048
Total assets	$419,710	$397,127
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,013	$1,794
Accrued expenses and other current liabilities	12,385	15,967
Operating lease liabilities, current	4,838	4,795
Total current liabilities	21,236	22,556
Operating lease liabilities, net of current portion	17,552	18,511
Term loan, non-current	38,833	—
Other liabilities, non-current	388	1,094
Total liabilities	78,009	42,161
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized as of March 31, 2026 and December 31, 2025; no shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 49,737,619 and 49,335,551 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively; 10,372 shares subject to repurchase as of March 31, 2026 and December 31, 2025	50	49
Additional paid-in-capital	855,541	844,354
Accumulated other comprehensive (loss) income	(135)	110
Accumulated deficit	(513,755)	(489,547)
Total stockholders’ equity	341,701	354,966
Total liabilities and stockholders’ equity	$419,710	$397,127

See accompanying notes to these financial statements.

Maze Therapeutics, Inc.

Condensed Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
License revenue	$20,000	$—
Operating expenses:
Research and development	34,148	27,580
General and administrative	12,405	7,821
Total operating expenses	46,553	35,401
Loss from operations	(26,553)	(35,401)
Other income (expense):
Interest and other income, net	3,211	2,615
Interest expense	(866)	—
Total other income, net	2,345	2,615
Net loss	$(24,208)	$(32,786)
Net loss per share, basic and diluted (see Note 12):	$(0.45)	$(1.15)
Weighted-average shares of common stock outstanding used to compute net loss per share, basic and diluted (see Note 12):	53,897,216	28,628,430
Comprehensive loss:
Net loss	$(24,208)	$(32,786)
Other comprehensive loss:
Net unrealized loss on marketable securities	(245)	—
Comprehensive loss	$(24,453)	$(32,786)

See accompanying notes to these financial statements.

Maze Therapeutics, Inc.

Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(unaudited)

(in thousands, except share data)

	Redeemable convertible				Additional	Accumulated		Total
	preferred stock		Common stock		paid-in	other comprehensive	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	capital	income (loss)	deficit	equity (deficit)
Balance as of December 31, 2024	297,205,041	$508,087	2,446,864	$2	$47,242	$—	$(358,427)	$(311,183)
Issuance of common stock in connection with initial public offering, net of issuance costs of $15,402	—	—	8,750,000	9	124,589	—	—	124,598
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(297,205,041)	(508,087)	32,586,823	33	508,054	—	—	508,087
Exercise of stock options	—	—	13,479	—	126	—	—	126
Stock-based compensation expense	—	—	—	—	3,226	—	—	3,226
Net loss	—	—	—	—	—	—	(32,786)	(32,786)
Balance as of March 31, 2025	—	$—	43,797,166	$44	$683,237	$—	$(391,213)	$292,068

	Redeemable convertible				Additional	Accumulated		Total
	preferred stock		Common stock		paid-in	other comprehensive	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	capital	income (loss)	deficit	equity
Balance as of December 31, 2025	—	$—	49,335,551	$49	$844,354	$110	$(489,547)	$354,966
Exercise of stock options	—	—	402,067	1	4,078	—	—	4,079
Issuance of common stock upon vesting of restricted stock awards	—	—	1	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	7,109	—	—	7,109
Net unrealized loss on marketable securities	—	—	—	—	—	(245)	—	(245)
Net loss	—	—	—	—	—	—	(24,208)	(24,208)
Balance as of March 31, 2026	—	$—	49,737,619	$50	$855,541	$(135)	$(513,755)	$341,701

See accompanying notes to these financial statements.

Maze Therapeutics, Inc.

Condensed Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2026	2025
Operating activities
Net loss	$(24,208)	$(32,786)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	444	684
Stock-based compensation expense	7,109	3,226
Non-cash lease expense	831	767
Accretion of discounts on marketable securities, net	(2)	—
Amortization of debt discount and debt issuance costs	371	—
Other items, net	18	18
Changes in operating assets and liabilities:
Accounts receivable	(20,000)	—
Prepaid expenses and other current assets	404	(474)
Other assets	(605)	338
Accounts payable	2,212	579
Accrued expenses and other liabilities	(4,066)	(1,063)
Operating lease liabilities	(915)	(805)
Long-term liabilities	(706)	—
Net cash used in operating activities	(39,113)	(29,516)
Investing activities
Purchases of marketable securities	(23,632)	—
Maturities of marketable securities	30,000	—
Purchases of property and equipment	(93)	(299)
Net cash provided by (used) in investing activities	6,275	(299)
Financing activities
Proceeds from debt issuance, net	39,401	—
Payment of debt issuance costs	(886)	—
Proceeds from exercise of stock option awards	4,079	126
Payment of deferred offering costs	(226)	—
Payment of offering costs for private placement	(11)	—
Proceeds from initial public offering, net of offering costs paid	—	127,752
Payment of success fee derivative	—	(500)
Net cash provided by financing activities	42,357	127,378
Net increase in cash, cash equivalents and restricted cash	9,519	97,563
Cash, cash equivalents and restricted cash at beginning of the period	190,335	197,900
Cash, cash equivalents and restricted cash at end of the period	$199,854	$295,463
Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment recorded in accounts payable and accrued expenses	$6	$48
Debt issuance costs recorded in accounts payable and accrued expenses	$53	$—
Deferred offering costs recorded in accrued expenses	$441	$—
Reconciliation to cash, cash equivalents and restricted cash:
Cash and cash equivalents	$198,766	$294,374
Restricted cash	1,088	1,089
Total cash, cash equivalents and restricted cash	$199,854	$295,463

See accompanying notes to these financial statements.

Maze Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

1.
Organization and principal activities

Description of business

Maze Therapeutics, Inc., or the Company, is a clinical-stage biopharmaceutical company harnessing the power of human genetics to develop novel, small molecule precision medicines for patients living with kidney and metabolic diseases. The Company was incorporated in Delaware in August 2017 and is located in South San Francisco, California.

2026 Sale Agreement

In February 2026, the Company entered into an Open Market Sale Agreement with Jefferies LLC, serving as sales agent, with respect to an at-the-market offering program pursuant to which the Company may elect to issue and sell shares of its common stock having an aggregate offering price of up to $200.0 million, or the 2026 Sale Agreement, in such quantities and on such minimum price terms as the Company sets from time to time through the its sales agent. The Company has agreed to pay its sales agent an aggregate commission equal to up to 3.0% of the gross proceeds of the sales under the agreement. To date, no sales of common stock have occurred under the 2026 Sale Agreement.

Hercules Loan and Security Agreement

In February 2026, the Company entered into a loan and security agreement, or the Hercules Loan Agreement, with certain lenders and Hercules Capital, Inc., in its capacity as administrative agent and collateral agent for itself and the lenders, which provides for a senior secured term loan facility in an aggregate principal amount of up to $200.0 million, or the Hercules Term Loan Facility. An initial term loan of $40.0 million was funded under the Hercules Loan Agreement and the Hercules Term Loan Facility includes up to six additional term loan tranches providing up to an aggregate $160.0 million in additional loan commitments through February 2031, so long as the Company satisfies certain conditions precedent. The final tranche of $50.0 million is subject to approval by the lenders’ investment committee. The Hercules Loan Agreement has a maturity date of February 1, 2031, and may be prepaid at any time, subject to prepayment premiums. See Note 10, Loan and security agreements, for further discussion of the Hercules Loan Agreement.

Liquidity and capital resources

The Company has incurred significant losses and negative cash flows from operations and expects to incur significant and increasing losses as a result of its continued research and development activities. As of March 31, 2026, the Company had an accumulated deficit of $513.8 million. Historically, the Company has financed its operations primarily through issuances of its equity, issuances of convertible promissory notes, debt financings and license agreements. The Company may seek to raise capital through additional term loan tranches pursuant to the Hercules Term Loan Facility, equity financings, including pursuant to the 2026 Sale Agreement, license agreements, or other sources of financing. There can be no assurance that such financing will be available or will be at terms acceptable to the Company.

As of March 31, 2026, the Company had cash, cash equivalents and marketable securities of $362.9 million. In April 2026, the Company completed an underwritten registered offering of its common stock and pre-funded warrants to purchase common stock for estimated net proceeds of approximately $144.7 million and received a $20.0 million payment from Shionogi & Co., Ltd., or Shionogi, in connection with a clinical development milestone achieved in March 2026. The Company believes that its existing cash, cash equivalents and marketable securities will be sufficient to fund the Company’s operations for at least one year from the issuance date of these unaudited condensed financial statements. See Note 13, Subsequent events, for further discussion of the underwritten registered offering and Shionogi milestone payment.

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

These unaudited condensed financial statements and notes should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 25, 2026, or the 2025 10-K. The condensed balance sheet as of December 31, 2025 was derived from the audited annual financial statements as of and for the period then ended. Certain information and footnote disclosures included in the Company’s annual financial statements have been condensed or omitted. The accompanying unaudited condensed financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature except for the impacts of adopting new accounting standards, if any, discussed below. These interim financial results are not necessarily indicative of results expected for the full fiscal year or for any subsequent interim period.

There were no changes to the Company’s significant accounting policies during the three months ended March 31, 2026, as described in the Company’s audited financial statements as of and for the year ended December 31, 2025 included in the 2025 10-K.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed financial statements and accompanying notes. The Company bases its estimates on historical experience and market-specific or other relevant assumptions that it believes are reasonable under the circumstances. Assets and liabilities reported in the Company’s condensed balance sheet and revenue and expenses reported in the Company's condensed statement of operations and comprehensive loss are affected by estimates and assumptions, which are used for, but are not limited to, measuring and recognizing revenue, including any related constraints, and determining the fair value of assets and liabilities, including income tax uncertainties, the measurement of stock-based compensation expense, and certain accruals. Actual results could differ from such estimates or assumptions.

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

As of March 31, 2026 and December 31, 2025, all of the Company’s property and equipment was maintained in the United States. The Company generated license revenue of $20.0 million during the three months ended March 31, 2026. No revenue was generated during the three months ended March 31, 2025. The following table presents selected financial information with respect to the Company’s single operating segment for the three months ended March 31, 2026 and 2025 (amounts in thousands):

	Three Months Ended March 31,
	2026	2025
License revenue	$20,000	$—
Research and development expenses
Personnel-related costs	13,991	10,344
Clinical trial expenses	7,576	5,676
Outside research and development services	5,829	4,921
Manufacturing expenses	1,792	1,187
Facilities, depreciation and other expenses	4,960	5,452
Total research and development expenses	34,148	27,580
General and administrative expenses	12,405	7,821
Segment operating expenses	46,553	35,401
Segment loss from operations	(26,553)	(35,401)
Segment other income, net	2,345	2,615
Segment loss	$(24,208)	$(32,786)

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

Cash, cash equivalents and restricted cash

The Company considers all highly liquid financial instruments with original maturities of 90 days or less at the date of purchase to be cash equivalents. As of March 31, 2026 and December 31, 2025, cash equivalents consisted of money market funds.

Restricted cash is comprised of cash that is restricted as to withdrawal or use under the terms of certain contractual agreements. Restricted cash as of March 31, 2026 and December 31, 2025 included $1.1 million as collateral for a letter of credit related to the Company’s headquarters building lease in South San Francisco, California. Restricted cash is classified as a noncurrent asset on the balance sheet. As of March 31, 2026 and December 31, 2025, restricted cash consisted of money market funds.

Deferred offering costs

The Company defers offering costs consisting of legal, accounting and other fees and costs directly associated with in-process equity financings until such financings are consummated. After consummation of the equity financing, these costs are classified in stockholders’ equity as a reduction of the additional paid-in capital recorded as a result of the financing. If the in-process financing is abandoned, the deferred offering costs are expensed immediately as a charge to operating expenses in the condensed statements of operations and comprehensive loss. As of March 31, 2026, approximately $0.7 million of deferred offering costs related to the Company’s underwritten registered offering completed in April 2026 were recorded within other assets in the accompanying condensed balance sheets.

Debt issuance costs and debt discount

Debt issuance costs include legal fees, accounting fees, and other direct costs incurred in connection with the execution of the Company's debt financing. Debt discount represents costs paid to the lenders. Debt issuance costs and debt discount are deducted from the carrying amount of the debt liability and are amortized to interest expense over the term of the related debt using the effective interest method.

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

The transaction price is the amount of consideration to which the Company expects to be entitled in exchange for transferring promised goods or services to a customer. The consideration promised in a contract with a customer may include fixed amounts, variable amounts, or both. Non-refundable upfront payments are considered fixed consideration and included in the transaction price. At the inception of an arrangement and at each reporting period thereafter, the Company assesses whether it should include development, regulatory, commercial milestones or other forms of variable consideration in the transaction price using the most likely amount method. The Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price. The Company includes the amount of estimated variable consideration, including milestones, in the transaction price to the extent that it is probable that a significant reversal of cumulative revenue recognized will not occur. Milestone payments that are not within the Company’s control or the licensee’s control, such as regulatory approvals, are generally not considered probable of being achieved until those approvals are received. At the end of each reporting period, the Company re-evaluates the probability of achievement of the milestones and any related constraint, and, if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which will affect revenue in the period of adjustment. In addition, the Company is eligible to receive certain royalties on net sales of licensed products if successfully commercialized by our licensees. The royalties are dependent on future sales, which are at the full discretion of the licensee. We will recognize sales-based milestone payments in the period in which we achieve the milestone under the sales-based royalty exception allowed under accounting rules. Accordingly, we will apply a constraint to these amounts until the future sales have occurred.

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

Net loss per share

Net loss per share attributable to common stockholders is calculated using the two-class method required for companies with participating securities. The Company considered its convertible preferred stock to be participating securities as the holders were entitled to receive noncumulative dividends in the event that a dividend is paid on common stock.

Basic net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period less common shares subject to vesting or forfeiture, without consideration for potentially dilutive securities. In September 2025, the Company entered into a securities purchase agreement, or the Private Placement, pursuant to which the Company issued pre-funded warrants to purchase up to an aggregate of 5,231,090 shares of its common stock at a purchase price of $16.249 per pre-funded warrant, or the 2025 Pre-Funded Warrants. The 2025 Pre-Funded Warrants are exercisable immediately at an exercise price of $0.001 per share and do not expire. The Company included the 2025 Pre-Funded Warrants in the computation of basic net loss per share, as applicable, since their exercise price is negligible and they may be exercised at any time. See Note 6, Capital structure, for further discussion of the Private Placement.

Diluted net loss per share is computed by dividing net loss by the weighted-average number of common shares and the number of common shares that would be issued assuming exercise and conversion of all potentially dilutive instruments. In calculating diluted net loss per share, the Company applies the treasury stock method to equity awards, if dilutive. Distributed and undistributed earnings are allocated to participating securities based on their participation rights and are subtracted from net income in determining net income attributable to common stockholders for basic and diluted net income per share, only in periods of net income.

Because the Company reported a net loss for the three months ended March 31, 2026 and 2025, and the inclusion of the potentially dilutive securities would be antidilutive, diluted net loss per share is the same as basic net loss per share for the periods presented.

Recently adopted accounting pronouncements

In July 2025, the Financial Accounting Standards Board, or FASB, issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset in developing reasonable and supportable forecasts during the application of the current expected credit loss model for current accounts receivable and current contract assets arising from transactions under ASC 606. The Company adopted ASU 2025-05 effective January 1, 2026. The Company determined there is no impact to its financial statements from adopting ASU 2025-05 as it does not develop forecasts as part of estimating expected credit losses.

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

3.
Fair value measurements

The following tables summarize the types of assets measured at fair value on a recurring basis by level within the fair value hierarchy.

	Fair value measurements
	(in thousands)
	Total	Level 1	Level 2	Level 3
As of March 31, 2026
Assets
Cash equivalents
Money market funds	$62,199	$62,199	$—	$—
Marketable securities
U.S. treasury securities	131,778	—	131,778	—
U.S. government agency securities	15,970	—	15,970	—
Commercial paper	5,928	—	5,928	—
Corporate debt securities	10,496	—	10,496	—
Restricted cash	1,088	1,088	—	—
Total assets measured at fair value	$227,459	$63,287	$164,172	$—

As of December 31, 2025
Assets
Cash equivalents
Money market funds	$54,154	$54,154	$—	$—
Marketable securities
U.S. treasury securities	139,453	—	139,453	—
U.S. government agency securities	23,476	—	23,476	—
Commercial paper	5,876	—	5,876	—
Corporate debt securities	1,979	—	1,979	—
Restricted cash	1,088	1,088	—	—
Total assets measured at fair value	$226,026	$55,242	$170,784	$—

There were no transfers between Level 1, 2, or 3 during the three months ended March 31, 2026 and 2025.

4.
Marketable securities

All marketable securities were considered available-for-sale as of March 31, 2026 and December 31, 2025. On a recurring basis, the Company records its marketable securities at fair value using Level 1 or Level 2 inputs as discussed in Note 3, Fair value measurements. The amortized cost, unrealized holding gains, unrealized holding losses and fair value of the Company’s marketable securities by major security type as of March 31, 2026 and December 31, 2025 are summarized in the table below:

	As of March 31, 2026
	(in thousands)
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Estimated Fair Value
Marketable securities, current
U.S. treasury securities	$122,796	$6	$(92)	$122,710
U.S. government agency securities	15,981	—	(11)	15,970
Commercial paper	5,931	—	(3)	5,928
Corporate debt securities	9,028	—	(20)	9,008
Total short-term marketable securities	153,736	6	(126)	153,616
Marketable securities, non-current
U.S. treasury securities	9,082	—	(14)	9,068
Corporate debt securities	1,489	—	(1)	1,488
Total long-term marketable securities	10,571	—	(15)	10,556
Total	$164,307	$6	$(141)	$164,172

	December 31, 2025
	(in thousands)
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Estimated Fair Value
Marketable securities, current
U.S. treasury securities	$121,246	$93	$—	$121,339
U.S. government agency securities	23,467	9	—	23,476
Commercial paper	5,874	2	—	5,876
Corporate debt securities	1,979	—	—	1,979
Total short-term marketable securities	152,566	104	—	152,670
Marketable securities, non-current
U.S. treasury securities	18,108	6	—	18,114
Total long-term marketable securities	18,108	6	—	18,114
Total	$170,674	$110	$—	$170,784

Interest receivable as of March 31, 2026 and December 31, 2025 was $1.8 million and $1.5 million, respectively, and is recorded as a component of prepaid expenses and other current assets on the Company’s condensed balance sheets.

As of March 31, 2026, 34 of the Company's marketable securities were in an unrealized loss position, and no marketable securities had been in continuous unrealized loss positions for 12 months or longer. The Company had not recognized an allowance for credit losses as of March 31, 2026 or December 31, 2025. The Company determined that it had the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery. Further, a majority of the Company's investments were held in U.S. government securities, and the remainder were held with investment grade, high credit quality institutions. Moreover, the Company continues to receive payments of interest and principal as they become due, and the Company's expectation is that those payments will continue to be received timely. Based on this evaluation, as of March 31, 2026, the Company determined that unrealized losses of its marketable securities were primarily attributable to changes in interest rates and non-credit related factors. As of March 31, 2026, all of the Company’s marketable securities have a remaining contractual maturity of less than two years.

5.
Balance sheet components

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

	As of March 31,	As of December 31,
	2026	2025
	(in thousands)
Accrued compensation expenses	$5,415	$10,853
Accrued research and development expenses	5,043	4,305
Accrued professional expenses	1,489	660
Other accrued expenses and current liabilities	438	149
Total accrued expenses and other current liabilities	$12,385	$15,967

6.
Capital structure

2026 Sale Agreement

In February 2026, the Company entered into the 2026 Sale Agreement. See Note 1, Organization and principal activities, for further discussion of the 2026 Sale Agreement.

Private placement

In September 2025, the Company completed the Private Placement, pursuant to which the Company issued and sold an aggregate of 4,000,002 shares of its common stock at a purchase price of $16.25 per share and the 2025 Pre-Funded Warrants to purchase up to an aggregate of 5,231,090 shares of its common stock at a purchase price of $16.249 per pre-funded warrant, resulting in net proceeds of approximately $141.3 million, after deducting placement fees and other offering expenses paid by the Company of approximately $8.7 million. The 2025 Pre-Funded Warrants are exercisable immediately at an exercise price of $0.001 per share each and do not expire. The 2025 Pre-Funded Warrants provide that each holder of the 2025 Pre-Funded Warrants does not have the right to exercise any portion of its 2025 Pre-Funded Warrants if such holder, together with its affiliates, would beneficially own in excess of 4.99% or 9.99%, at the holder’s election, of the number of shares of the Company's common stock outstanding immediately after giving effect to such exercise. For the three months ended March 31, 2026 no 2025 Pre-Funded Warrants were exercised, and as of March 31, 2026, 2025 Pre-Funded Warrants to purchase 4,331,090 shares of the Company's common stock remained outstanding.

Upon the issuance of the 2025 Pre-Funded Warrants, the Company evaluated the warrant terms to determine the appropriate accounting and classification pursuant to Accounting Standards Codification 480, Distinguishing Liabilities from Equity, and Accounting Standards Codification 815, Derivatives and Hedging. Warrants are classified as liabilities when the warrant terms allow settlement of the warrant exercise in cash and classified as equity when the warrant terms only allow settlement in shares of common stock. The terms of the 2025 Pre-Funded Warrants include certain provisions related to fundamental transactions and a cashless exercise provision in the event registered shares are not available, and do not include any mandatory redemption provisions. Based on its evaluation, the Company concluded the 2025 Pre-Funded Warrants should be classified as equity with no subsequent remeasurement as long as such warrants continue to be classified as equity.

7.
Equity incentive plans and stock-based compensation expense

2025 Equity Incentive Plan

The Company’s board of directors, or Board of Directors, and stockholders approved the 2025 Equity Incentive Plan, or 2025 Plan, which became effective on January 29, 2025. The 2025 Plan replaced the 2019 Equity Incentive Plan, or 2019 Plan, and upon its effectiveness, the Company ceased granting awards under the 2019 Plan. The 2025 Plan allows the Company to make equity-based and cash-based incentive awards to its officers, employees, directors and consultants. The Company initially reserved 5,300,000 shares of its common stock under the 2025 Plan plus those shares of common stock previously reserved but unissued under the 2019 Plan. Any outstanding awards granted under the 2019 Plan will remain subject to the terms of the 2019 Plan and applicable award agreements. The number of shares reserved for issuance under the 2025 Plan will increase automatically on January 1st each year from 2026 through 2035 by the number of shares equal to the lesser of 5% of the sum of (a) the total number of outstanding shares of all classes of the Company’s common stock plus (b) the total number of shares of the Company’s common stock subject to pre-funded warrants (if any) and (c) the total number of shares of the Company’s common stock issuable upon conversion of preferred stock (if any), in each case as of the immediately preceding December 31st, or a number as may be determined by the Board of Directors or compensation committee thereof. Accordingly, the Company’s common stock reserved for future issuance under the 2025 Plan was increased by 2,683,332 shares on January 1, 2026.

As of March 31, 2026, there was an aggregate of 6,074,793 options outstanding under the 2019 Plan and 2025 Plan and 1,042,855 restricted stock units, or RSUs, outstanding under the 2025 Plan.

2025 Employee Stock Purchase Plan

The Board of Directors and stockholders approved the 2025 Employee Stock Purchase Plan, or 2025 ESPP, which became effective on January 30, 2025. The number of shares initially available for issuance pursuant to the 2025 ESPP was 450,000 shares. The purchase price of common stock purchased under the 2025 ESPP is equal to 85% of the lesser of the fair market value of the Company’s common stock on (i) the first trading day of the applicable offering period or (ii) the last trading day of each purchase period in the applicable offering period. The aggregate number of shares reserved for sale under the 2025 ESPP will increase automatically on January 1st each year from 2026 through 2035 by the number of shares equal to 1% of the sum of (a) the total number of outstanding shares of all classes of the Company’s common stock plus (b) the total number of shares of the Company’s common stock subject to pre-funded warrants (if any) and (c) the total number of shares of the Company’s common stock issuable upon conversion of preferred stock (if any), in each case outstanding as of the immediately preceding December 31st, provided that the Board of Directors or compensation committee may in its sole discretion reduce the amount of the increase in any particular calendar year. Accordingly, the number of shares reserved for future issuance under the 2025 ESPP was increased by 536,666 shares on January 1, 2026. During the three months ended March 31, 2026, no shares were issued under the 2025 ESPP.

Stock-based compensation expense

The following table summarizes the components of stock-based compensation expense recognized in the Company’s condensed statements of operations and comprehensive loss during the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Research and development	$3,528	$1,858
General and administrative	3,581	1,368
Total stock-based compensation expense	$7,109	$3,226

As of March 31, 2026, there was $58.0 million of total unrecognized compensation cost related to unvested options for which the cost is expected to be recognized over a weighted-average period of 2.88 years. As of March 31, 2026, there was $1.4 million of total unrecognized compensation cost related to the 2025 ESPP for which the cost is expected to be recognized over a weighted-average period of one year.

Total stock-based compensation expense related to RSUs recognized during the three months ended March 31, 2026 was $2.2 million and is included in the stock-based compensation expense table above. No stock-based compensation expense related to RSUs was recognized during the three months ended March 31, 2025. As of March 31, 2026, there was $30.3 million of total unrecognized compensation cost related to outstanding RSUs that is expected to be recognized over a weighted average period of 2.50 years.

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

The Company assessed the Trace License Agreement in accordance with ASC 606 and concluded that it was a contract with a customer. The Company determined that there is one performance obligation relating to the license to the UNC13A discovery program, including the underlying know-how and certain related materials, and that the transaction price consisted of the $15.0 million non-refundable upfront cash payment. The potential future development and regulatory milestones represent variable consideration and were constrained, as it was concluded that it was not probable that a significant reversal in cumulative revenue recognized will not occur and therefore not included in the transaction price as of March 31, 2026. Potential sales milestones and royalties on net product sales will be recognized in the same period that the underlying net product sales occur as they were determined to relate to the license. The $15.0 million transaction price was recorded as license revenue in the condensed statements of operations and comprehensive loss during the year ended December 31, 2024, at the point in time when control of the license and related know-how was transferred to Trace.

Shionogi License Agreement

In March 2024, the Company entered into an exclusive license agreement with Shionogi, pursuant to which the Company granted Shionogi an exclusive, worldwide, sublicensable license to research, develop, manufacture and commercialize MZE001 and certain other small molecule compounds modulating glycogen synthase 1, or the Shionogi License Agreement. As consideration for the licensed rights and the transfer of know-how and materials, the Company received an upfront payment of $150.0 million in May 2024 upon the effectiveness of the Shionogi License Agreement. The Shionogi License Agreement also requires that Shionogi pay the Company up to $275.0 million in the aggregate in milestone payments upon the completion of certain clinical and regulatory milestones and up to $330.0 million in the aggregate in milestone payments if certain sales milestones are achieved. In March 2026, a $20.0 million clinical development milestone was achieved upon dosing of the first patient in Shionogi's Phase 2 study of MZE001 in patients with Pompe disease. The Company recognized $20.0 million as license revenue in the condensed statements of operations and comprehensive loss for the three months ended March 31, 2026 in connection with the achievement of the clinical development milestone and recorded a corresponding receivable on its condensed balance sheet in accounts receivable as of March 31, 2026. The Shionogi License Agreement also requires that Shionogi pay the Company tiered royalties ranging from percentages in the low double-digits to twenty on net sales of licensed products, subject to certain deductions. See Note 13, Subsequent events, for further discussion regarding the first clinical development milestone achieved under the Shionogi License Agreement.

The Company assessed the Shionogi License Agreement in accordance with ASC 606 and concluded that it was a contract with a customer. The Company determined that there is one performance obligation relating to the license to the MZE001 program, including the underlying know-how and certain related materials, and that the transaction price at the inception of the Shionogi License Agreement consisted of the $150.0 million non-refundable upfront cash payment, which was recognized as license revenue in the condensed statements of operations and comprehensive loss during the year ended December 31, 2024 at the point in time when control of the license and related know-how and materials was transferred to Shionogi. The $20.0 million clinical development milestone was recognized as license revenue upon its achievement in March 2026. The remaining potential clinical and regulatory milestones represent variable consideration and were constrained as it was concluded that it was not probable that a significant reversal in cumulative revenue recognized will not occur and therefore are not included in the transaction price as of March 31, 2026. Potential sales milestones and royalties on net product sales will be recognized in the same period that the underlying net product sales occur as they were determined to relate to the license.

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

The Company assessed the Neurocrine License Agreement in accordance with ASC 606 and concluded that it was a contract with a customer. The Company determined that there is one performance obligation relating to the license to the ATXN2 discovery program, including the underlying know-how and certain related materials, and that the transaction price consisted of the $2.5 million upfront cash payment. The potential research and development milestones represent variable consideration and were constrained as it was concluded that it was not probable that a significant reversal in cumulative revenue recognized will not occur and therefore not included in the transaction price as of March 31, 2026. Potential sales milestones and royalties on net product sales will be recognized in the same period that the underlying net product sales occur as they were determined to relate to the license. The $2.5 million transaction price was recorded as license revenue in the condensed statements of operations and comprehensive loss during the year ended December 31, 2024, at the point in time when control of the license and the related know-how and materials was transferred to Neurocrine.

9.
Commitments and contingencies

Legal proceedings

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and that such expenditures can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. No contingent liabilities have been recorded as of March 31, 2026 and December 31, 2025.

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

10.
Loan and security agreements

Hercules Loan and Security Agreement

On February 4, 2026, or the Closing Date, the Company entered into the Hercules Loan Agreement. The Hercules Loan Agreement provides for a senior secured term loan facility in an aggregate principal amount of up to $200.0 million, or the Hercules Term Loan Facility. An initial term loan of $40.0 million, or the Tranche 1A Loan, was funded under the Hercules Term Loan Facility on the Closing Date. In addition to the Tranche 1A Loan, the Hercules Term Loan Facility includes up to six additional term loan tranches providing up to an aggregate $160.0 million in additional loan commitments (collectively with the Tranche 1A Loan, the Term Loans). The final tranche of $50.0 million will be available subject to future approval by the lenders’ investment committee. The tranches will be available up to 60 months after the Closing Date, so long as the Company satisfies certain conditions precedent, including compliance with financial covenants, the continued accuracy of the representations and warranties provided in the Hercules Loan Agreement and satisfaction of certain performance and financing milestones.

The Hercules Term Loan Facility has a maturity date of February 1, 2031, or the Maturity Date. Upon repayment of the Term Loans (whether at the Maturity Date or upon earlier prepayment), the Company is required to pay an exit fee, or the End of Term Charge, equal to (i) 3.95% of the principal amount being repaid, if repaid on or within 24 months of the Closing Date, (ii) 5.75% of the principal amount being repaid, if repaid more than 24 months after the Closing Date and on or within 48 months of the Closing Date, and (iii) 6.45% of the principal amount being repaid, if repaid thereafter. In addition, the Hercules Loan Agreement required the Company to pay a facility charge of 1.00% of the funded Tranche 1A Loan, which was due at the Closing Date, and requires a facility charge of 1.00% for each subsequent term loan tranche at the time such tranche is funded. The Company also paid a draw down fee of 2.00% of the funded Tranche 1A Loan and is required to pay sequent draw down fees equal to 2.00% of each subsequent term loan tranche at the time such tranche is funded.

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

The Term Loans may be prepaid at any time, subject to a prepayment premium equal to (i) 3.00% of the aggregate outstanding principal amount being prepaid, if prepaid on or within 12 months of the Closing Date; (ii) 2.00% of the aggregate outstanding principal amount being prepaid, if prepaid more than 12 months after the Closing Date and on or within 24 months of the Closing Date; (iii) 1.00% of the aggregate outstanding principal amount being prepaid, if prepaid more than 24 months after the Closing Date and on or within 36 months of the Closing Date; and (iv) 0.00% thereafter, and the End of Term Charge described above.

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

The Hercules Loan Agreement also contains certain customary Events of Default which include, among others, non-payment of principal, interest, or fees, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgments, cross-defaults to material contracts, certain material regulatory-related events and events constituting a change of control. The occurrence of an Event of Default could result in, among other things, the declaration that all outstanding principal and interest under the Hercules Term Loan Facility are immediately due and payable in whole or in part. As of March 31, 2026, the Company was in compliance with the covenants under the Hercules Loan Agreement.

The Company accounted for the End of Term Charge, facility charge, and other direct costs incurred in connection with the Tranche 1A Loan of the Hercules Loan Agreement as debt discount and issuance costs, and they are being amortized over the term of the loan using the effective interest method. The weighted-average effective interest rate on the Tranche 1A Loan is 9.77%.

The Company incurred interest expense on the Tranche 1A Loan, including debt discount and issuance costs amortization, of $0.9 million during the three months ended March 31, 2026.

The Tranche 1A Loan consists of the following:

As of March 31,
2026
(in thousands)
Term loan principal amount	$40,000
End of term charge	2,580
Unamortized discount and issuance costs	(3,747)
Total term loan	38,833
Less: current portion of term loan	—
Total term loan, net of current portion	$38,833

Future principal loan payments on the currently outstanding Tranche 1A Loan as March 31, 2026 are as follows:

Year Ending December 31,	Amount
(in thousands)
2026	$—
2027	—
2028	—
2029	—
2030	33,602
2031	6,398
Total future principal payments	40,000
Add: end of term charge	2,580
Less: unamortized discount and issuance costs	(3,747)
Less: current portion of term loan	—
Total term loan, net of current portion	$38,833

Banc of California Loan and Security Agreement

In connection with the Company’s entry into the Hercules Loan Agreement, the loan and security agreement for a $50.0 million revolving line of credit with Banc of California dated June 27, 2022, as amended in March 2025, was terminated, effective as of February 2, 2026, and the lender’s security interest in the Company’s assets and property was released.

11.
Related party transactions

The Company has paid fees to its founders and certain board members in exchange for consulting services. During the three months ended March 31, 2026 and 2025, the Company recorded an immaterial amount of such fees in general and administrative expenses in the condensed statements of operations and comprehensive loss.

12.
Net loss per share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss	$(24,208)	$(32,786)
Denominator:
Weighted-average shares of common stock outstanding	53,907,588	28,638,802
Less: weighted-average shares of common stock subject to repurchase	(10,372)	(10,372)
Weighted-average shares of common stock outstanding used in the calculation of net loss per share, basic and diluted	53,897,216	28,628,430
Net loss per share, basic and diluted	$(0.45)	$(1.15)

The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive are as follows:

	Three Months Ended March 31,
	2026	2025
Shares subject to outstanding stock options	6,074,793	5,277,288
Shares subject to outstanding restricted stock units	1,042,855	—
Unvested restricted stock subject to repurchase	10,372	10,372
Total	7,128,020	5,287,660

13.
Subsequent events

Underwritten Registered Offering

In April 2026, the Company completed an underwritten registered offering pursuant to which the Company issued and sold an aggregate of 5,540,000 shares of its common stock at $23.50 per share and pre-funded warrants to purchase 850,000 shares of its common stock at $23.499 per pre-funded warrant, or the 2026 Pre-Funded Warrants, which represents the per share offering price for the shares of common stock less a $0.001 per share exercise price for each 2026 Pre-Funded Warrant. The Company estimates that net proceeds from the offering will be approximately $144.7 million, after deducting underwriting discounts and commissions and estimated offering expenses.

The 2026 Pre-Funded Warrants are exercisable immediately at an exercise price of $0.001 per share and do not expire. The 2026 Pre-Funded Warrants provide that each holder of the 2026 Pre-Funded Warrants does not have the right to exercise any portion of its 2026 Pre-Funded Warrants if such holder, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to such exercise. A holder of the 2026 Pre-Funded Warrants may increase or decrease this percentage, but not in excess of 19.99%, by providing at least 61 days’ prior notice to the Company.

Shionogi Milestone Payment

In April 2026, the Company received the $20.0 million payment from Shionogi in connection with the achievement of the clinical development milestone in March 2026 for the dosing of the first patient in Shionogi’s Phase 2 study of MZE001 in patients with Pompe disease.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited condensed financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q; and the sections entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC on March 25, 2026, or 2025 Form 10-K.

Overview

We are a clinical-stage biopharmaceutical company harnessing the power of human genetics to develop novel, small molecule precision medicines for patients living with kidney and metabolic diseases. We are advancing a pipeline using our Compass platform, which allows us to identify and characterize genetic variants associated with health and disease and then determine how these drive risk for and protection against disease in specific patient groups through a process we refer to as variant functionalization. Our Compass platform has been purpose-built to inform all phases of our drug discovery and development process through clinical trial design. We are currently advancing two wholly-owned clinical programs, MZE829 and MZE782, each of which represents a novel precision medicine-based approach. Our goal is to bring novel precision medicines to patients with kidney and metabolic diseases, which is where we believe we can maximize our impact on human health.

Our most advanced program, MZE829, is an oral, small molecule inhibitor of apolipoprotein L1, or APOL1, for the treatment of patients with APOL1-mediated kidney disease, or AMKD, a genetically defined sub-set of chronic kidney disease, or CKD, for which there is no approved treatment today. We initiated a Phase 2 trial of MZE829 in November 2024 and dosed our first patient in February 2025. In March 2026, we announced positive topline clinical proof of concept data from our Phase 2 trial of MZE829 in patients with AMKD, in which we enrolled 15 patients. The results demonstrated that treatment with MZE829 led to a clinically meaningful mean reduction in proteinuria, as measured by urinary albumin-to-creatinine ratio. MZE829 was generally well tolerated, with no serious adverse events or severe treatment-related adverse events reported. We plan to continue enrollment in the Phase 2 trial and to advance MZE829 into a pivotal development program. We anticipate reporting additional data from the Phase 2 trial in late 2026 or early 2027.

Our second program, MZE782, is an oral, small molecule inhibitor for the treatment of patients with phenylketonuria, or PKU, an inherited metabolic disorder, and for patients with CKD. In September 2025, we reported results from our Phase 1 clinical trial of MZE782, in which we enrolled 112 healthy adult volunteers. MZE782 was well tolerated across all doses in all cohorts and demonstrated a favorable pharmacokinetics profile after single and multiple oral doses. MZE782 produced dose-dependent increases in 24-hour urinary excretion of the neutral amino acids phenylalanine and glutamine across both single ascending dose and multiple ascending dose cohorts, confirming target engagement and SLC6A19 inhibition. We also observed dose-dependent changes in estimated glomerular filtration rate in healthy individuals with MZE782, similar to those seen with SGLT2 inhibitors, suggesting a potential beneficial effect on kidney physiology in CKD patients. We plan to initiate Phase 2 proof-of-concept trials of MZE782 in patients with PKU by mid-2026 and in patients with CKD in the second half of 2026. We anticipate reporting topline data from the Phase 2 trial of MZE782 in patients with PKU in 2027.

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

We have incurred significant losses and negative cash flows from operations and we expect to incur significant and increasing losses for the foreseeable future as a result of our continued research and development activities. During the three months ended March 31, 2026 and 2025, we incurred a net loss of $24.2 million and $32.8 million, respectively. As of March 31, 2026, we had an accumulated deficit of $513.8 million and do not expect positive cash flows from operations for the foreseeable future. Our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities, as well as upon revenue from our license agreements. We expect our research and development expenses to significantly increase in connection with the conduct of planned clinical trials for our lead programs, MZE829 and MZE782, further development of our Compass platform, planned preclinical studies, and potential Investigational New Drug Applications, or INDs, and clinical trials for future therapeutic candidates. We will also incur substantial additional expenses as we seek to expand our intellectual property portfolio, including through potential in-licensing opportunities, and hire additional personnel as we scale up our operations. In addition, we expect to incur additional costs associated with operating as a public company.

As of March 31, 2026, we had cash, cash equivalents and marketable securities of $362.9 million. Since our inception, we have financed our operations primarily through issuances of our equity and convertible promissory notes, debt financing, and license agreements with biotechnology companies.

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

We selectively pursue strategic collaborations related to the development of certain targets, therapeutic programs, or disease areas where we believe third-party expertise or resources could be beneficial. In 2020, we formed a spin-out company, Broadwing Bio LLC, or Broadwing, with Alloy Therapeutics, Inc., or Alloy, to develop therapeutic antibody therapies for ANGPTL7 and another undisclosed target in ophthalmic diseases, informed by our Compass platform. As of March 31, 2026, we owned approximately 48% of the outstanding equity of Broadwing, and we expect our ownership to be significantly diluted upon the conversion of outstanding convertible notes issued by Broadwing. We retain certain opt-in rights to jointly develop and commercialize certain therapeutic candidates developed through Broadwing with Alloy. We are not involved in the development of Broadwing’s therapeutic candidate.

Exclusive license agreement with Shionogi

In March 2024, we entered into an exclusive license agreement, or the License Agreement, with Shionogi, pursuant to which we granted Shionogi an exclusive, worldwide, sublicensable license to research, develop, manufacture and commercialize MZE001 and certain other small molecule compounds modulating glycogen synthase 1, or the Licensed Products. As consideration for the licensed rights and the transfer of know-how and materials, we received an upfront payment of $150.0 million in May 2024 upon the effectiveness of the License Agreement. The License Agreement also requires that Shionogi pay us up to $275.0 million in the aggregate in milestone payments upon the completion of certain clinical and regulatory milestones and up to $330.0 million in the aggregate in milestone payments if certain sales milestones are achieved. In April 2026, we received $20.0 million following the achievement of a clinical development milestone upon dosing of the first patient in Shionogi's Phase 2 study of MZE001 in patients with Pompe disease. The License Agreement also requires that Shionogi pay us tiered royalties ranging from percentages in the low double-digits to twenty on net sales of Licensed Products, subject to certain deductions.

The License Agreement will expire on a Licensed-Product by Licensed-Product and country-by-country basis upon the expiration of the royalty term for such Licensed Product, which will be the latest of the date when there are no remaining valid claims covering the applicable Licensed Product, the expiration of regulatory exclusivity for the applicable Licensed Product, or 11 years after the first commercial sale of the applicable Licensed Product, subject to earlier termination by the parties. As of March 31, 2026, we estimate that the last patent right for the only currently issued patent licensed under the License Agreement will expire in 2042, without giving effect to any potential patent term extensions, patent term adjustments, or future patents that may or may not issue with respect to the Licensed Products. Upon expiration of the License Agreement, the licenses granted to Shionogi will become fully paid-up, perpetual, irrevocable and royalty-free. Shionogi may terminate the License Agreement for convenience following a notice period and either party may terminate the License Agreement for bankruptcy or an uncured material breach. Upon termination of the License Agreement by Shionogi for convenience or by us for Shionogi’s bankruptcy or uncured material breach, Shionogi will grant us a non-exclusive, worldwide license under certain patent rights and know-how controlled by Shionogi as of the effective date of termination, solely as necessary to research, develop, manufacture and commercialize the Licensed Products in any field, and Shionogi will assign to us all regulatory materials and regulatory approvals relating to the Licensed Products. In consideration for these reversion rights, we would be required to pay to Shionogi reversion royalties on any sales of the Licensed Products determined based on the stage of clinical development of the applicable Licensed Product at the time of termination, ranging from percentages in the low-to-mid single digits if termination occurs on or after the achievement of certain Phase 2 clinical trial milestones and high single digit to mid-teens if termination occurs on or after the achievement of certain Phase 3 clinical milestones. Our obligation to pay these reversion royalties would expire on a Licensed-Product by Licensed-Product and country-by-country basis upon the latest of the date when there are no remaining valid claims covering the applicable Licensed Product, the expiration of regulatory exclusivity for the applicable Licensed Product, or ten years after the first commercial sale of the applicable Licensed Product.

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

Total other income, net

Total other income, net, primarily consists of interest income earned on our cash, cash equivalents and marketable securities and interest expense recognized on the loan and security agreement, or the Hercules Loan Agreement, with certain lenders and Hercules Capital, Inc. We expect total other income, net to increase as a result of additional interest income on the proceeds received from the initial term loan of $40.0 million under the Hercules Loan Agreement and the estimated net proceeds of approximately $144.7 million from the underwritten registered offering completed in April 2026, which is expected to be partially offset by interest expense recognized on the Hercules Loan Agreement. However, other income, net may vary each reporting period depending on our average cash deposits, money market fund and other investment balances during the period, prevailing market interest rates and the amount of interest expense incurred under the Hercules Loan Agreement.

Results of operations

Comparisons of the three months ended March 31, 2026 and 2025

	Three Months Ended March 31,
	2026	2025	Change
	(in thousands)
License revenue	$20,000	$—	$20,000
Operating expenses:
Research and development	34,148	27,580	6,568
General and administrative	12,405	7,821	4,584
Total operating expenses	46,553	35,401	11,152
Loss from operations	(26,553)	(35,401)	8,848
Other income (expense):
Interest and other income, net	3,211	2,615	596
Interest expense	(866)	—	(866)
Total other income, net	2,345	2,615	(270)
Net loss	$(24,208)	$(32,786)	$8,578

License revenue

We recognized $20.0 million in license revenue for the three months ended March 31, 2026. We recognized no license revenue for the three months ended March 31, 2025. License revenue recognized in 2026 was related to achievement of a clinical development milestone upon dosing of the first patient in Shionogi's Phase 2 study of MZE001 in patients with Pompe disease under the License Agreement with Shionogi.

Research and development expenses

Research and development expenses were $34.1 million and $27.6 million for the three months ended March 31, 2026 and 2025, respectively. The increase of $6.6 million between the comparative three month periods was primarily due to an increase of $3.6 million in personnel-related costs due to an increase in headcount and higher non-cash stock-based compensation expense, an increase of $1.9 million in clinical trial expenses based on the progression of our Phase 2 clinical trial for MZE829 in AMKD and start-up activities for our planned Phase 2 clinical trial for MZE782 in PKU, and higher costs for outside research and development services of $0.9 million to support our research programs.

	Three Months Ended March 31,
	2026	2025	Change
	(in thousands)
Personnel-related costs	$13,991	$10,344	$3,647
Clinical trial expenses	7,576	5,676	1,900
Outside research and development services	5,829	4,921	908
Manufacturing expenses	1,792	1,187	605
Facilities, depreciation and other expenses	4,960	5,452	(492)
Total research and development expenses	$34,148	$27,580	$6,568

General and administrative expenses

General and administrative expenses were $12.4 million and $7.8 million for the three months ended March 31, 2026 and 2025, respectively. The increase of $4.6 million between the comparative three month periods was primarily due to an increase of $3.3 million in personnel-related costs due to an increase in headcount and higher non-cash stock-based compensation expense, higher costs for professional services of $0.8 million and higher facilities and other costs of $0.3 million.

Total other income, net

Total other income, net was $2.3 million and $2.6 million for the three months ended March 31, 2026 and 2025, respectively. The decrease of $0.3 million between the comparative three months periods primarily reflects interest expense recognized on the Hercules Loan Agreement, partially offset by an increase in interest income as a result of higher cash, cash equivalent, and marketable securities balances held during the three months ended March 31, 2026 resulting from the net proceeds received from the securities purchase agreement we entered into in September 2025 and proceeds from the initial term loan funded under the Hercules Loan Agreement in February 2026.

Liquidity and capital resources

Liquidity

Since our inception, we have not generated any revenue from product sales and we do not expect to generate any revenue from commercial sales for the foreseeable future, if at all. We have incurred significant operating losses and negative cash flows from operations. We anticipate that we will continue to incur net losses for the foreseeable future. To date, we have financed our operations primarily through sales of our equity and convertible promissory notes, debt financing, as well as one-time, nonrefundable upfront licensing payments. As of March 31, 2026, we had cash, cash equivalents and marketable securities of $362.9 million and an accumulated deficit of $513.8 million.

In February 2026, we entered into an Open Market Sale Agreement with Jefferies LLC, serving as sales agent, with respect to an at-the-market offering program pursuant to which we may elect to issue and sell shares of our common stock having an aggregate offering price of up to $200.0 million, or the 2026 Sale Agreement, in such quantities and on such minimum price terms as we set from time to time through our sales agent. We have agreed to pay our sales agent an aggregate commission equal to up to 3.0% of the gross proceeds of the sales under the agreement. To date, no sales of common stock have occurred under the 2026 Sale Agreement.

Additionally, in February 2026, we entered into the Hercules Loan Agreement which provides for a senior secured term loan facility in an aggregate principal amount of up to $200.0 million. An initial term loan of $40.0 million was funded under the Hercules Loan Agreement and an aggregate of $160.0 million in additional term loans commitments will be available to us through February 2031, so long as we satisfy certain conditions precedent. The final tranche of $50.0 million is subject to approval by the lenders’ investment committee. The facility has a maturity date of February 1, 2031, and may be prepaid at any time, subject to prepayment premiums. This senior secured term facility will accrue interest at an annual rate determined by reference to the Prime Rate as reported in the Wall Street Journal, with interest rate floors that range from 7.95% to 9.25% depending on the tranche. Accrued interest is payable on the first business day of each month until (a) February 2030 or (b) if certain performance and financing milestones are satisfied, the maturity date. In connection with the Hercules Loan Agreement, we terminated an existing loan and security agreement with another bank that provided us with a line of credit of up to $50.0 million. We did not draw down any funds from this terminated debt facility. See Note 10, Loan and security agreements, of this Quarterly Report on Form 10-Q for further discussion of the Hercules Loan Agreement.

In April 2026, we completed an underwritten registered offering pursuant to which we issued and sold an aggregate of 5,540,000 shares of our common stock at $23.50 per share and pre-funded warrants to purchase 850,000 shares of our common stock at $23.499 per pre-funded warrant, which represents the per share offering price for the shares of common stock less a $0.001 per share exercise price for each pre-funded warrant, resulting in estimated net proceeds of approximately $144.7 million, after deducting underwriting discounts and commissions and estimated offering expenses, or the Underwritten Registered Offering. See Note 13, Subsequent events, of this Quarterly Report on Form 10-Q for further discussion of the Underwritten Registered Offering.

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

We have entered into consortium agreements with the University of Helsinki to access genomic information from patient samples and genetic and paired clinical data. As of March 31, 2026, we are obligated to pay $3.8 million under these agreements through the year ended December 31, 2027.

We are obligated to make principal loan payments, interest payments and pay an end of term charge under the Hercules Loan Agreement. See Note 10, Loan and security agreements, of this Quarterly Report on Form 10-Q for further discussion of the Hercules Loan Agreement.

We enter into contracts in the normal course of business with third-party contract organizations for preclinical trials, non-clinical trials and testing, and other services and products for operating purposes. These contracts generally provide for termination following a certain period after notice.

Cash flows

Comparisons of the three months ended March 31, 2026 and 2025

The following table sets forth the primary sources and uses of cash, cash equivalents, and restricted cash for the periods presented below:

	Three Months Ended March 31,
	2026	2025	Change
	(in thousands)
Net cash used in operating activities	$(39,113)	$(29,516)	$(9,597)
Net cash provided by (used in) investing activities	6,275	(299)	6,574
Net cash provided by financing activities	42,357	127,378	(85,021)
Net increase in cash, cash equivalents and restricted cash	$9,519	$97,563	$(88,044)

Net cash used in operating activities

Net cash used in operating activities was $39.1 million and $29.5 million for the three months ended March 31, 2026 and 2025, respectively. The net cash used in operating activities for the three months ended March 31, 2026 was primarily due to our net loss of $24.2 million combined with a net change in our operating assets and liabilities of $23.7 million, offset by $8.8 million in non-cash charges such as depreciation, stock-based compensation, lease expense and amortization of debt discount and debt issuance costs. The net cash used in operating activities for the three months ended March 31, 2025 was primarily due to our net loss of $32.8 million, combined with a net change in our operating assets and liabilities of $1.4 million, offset by $4.7 million in non-cash charges such as depreciation, stock-based compensation and lease expense.

Net cash provided by (used in) investing activities

Net cash provided by investing activities was $6.3 million for the three months ended March 31, 2026, which consisted of maturities of marketable securities of $30.0 million, offset by purchases of marketable securities of $23.6 million and purchases of property and equipment of $0.1 million. Net cash used in investing activities for the three months ended March 31, 2025 was $0.3 million, which consisted of purchases of property and equipment.

Net cash provided by financing activities

Net cash provided by financing activities for the three months ended March 31, 2026 was $42.4 million, which consisted of net proceeds of $38.5 million from the Hercules Loan Agreement and $4.1 million from the exercise of stock option awards, partially offset by the payment of $0.2 million for deferred offering costs related to the Underwritten Registered Offering completed in April 2026. For the three months ended March 31, 2025, net cash provided by financing activities was $127.4 million, which consisted of net proceeds of $127.8 million from the issuance of common stock pursuant to our initial public offering and $0.1 million from the exercise of stock option awards, offset by the payment of $0.5 million for the success fee under the loan and security agreement with Banc of California.

Critical accounting policies, significant judgments and use of estimates

Our significant accounting policies are described in detail in the notes to our condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q. We described the accounting policies that we believe involve a significant level of estimation and uncertainty, which could have a material impact on our financial condition or results of operations and are therefore deemed critical accounting policies, in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March, 25, 2026. There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2026.

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

Recent accounting pronouncements

See Note 2, Summary of significant accounting policies, to our unaudited condensed financial statements included in Part 1, Item 1, “Financial Statements (Unaudited),” of this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements applicable to our business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks that may result from changes in interest rates and foreign currency exchange rates.

Interest Rate Risk

Investments in marketable securities

As of March 31, 2026 and December 31, 2025, we had cash, cash equivalents and marketable securities of $362.9 million and $360.0 million, respectively. This consisted of interest-bearing money market accounts and investments in U.S. government securities, commercial paper, and corporate debt securities, which create an exposure to interest rate risk. Our future interest income may fall short of expectations due to changes in market conditions and in interest rates and such changes in interest rates may affect the fair value of the marketable securities held in our portfolio and cause unrealized gains or losses. Such gains or losses would not be realized unless the investments are sold. A hypothetical one percent increase in interest rates as of March 31, 2026 and December 31, 2025 would not have resulted in a material effect on the fair market value of our cash, cash equivalents and marketable securities.

Long-term debt

As of March 31, 2026 we had an outstanding term loan with a carrying value of $38.8 million bearing interest at a rate equal to the greater of (i) 7.95% or (ii) the prime rate plus 0.95%. A hypothetical one percent increase in the prime rates as of March 31, 2026 would not have resulted in a material effect on the fair market value of our debt. In addition, a hypothetical one percent increase in the prime rates as of March 31, 2026 would not result in a material impact to our income for the year ending December 31, 2026. We did not have any outstanding debt as of December 31, 2025.

Foreign Currency Exchange Risk

The majority of our transactions occur in U.S. dollars. However, we do have certain transactions that are denominated in currencies other than the U.S. dollar, primarily the euro and British pound, and we therefore are subject to foreign exchange risk. The fluctuation in the value of the U.S. dollar against other currencies affects the reported amounts of expenses, assets and liabilities primarily associated with a limited number of preclinical, clinical and manufacturing activities. We do not hedge our foreign currency exchange rate risk, however, we may do so in the future. As of March 31, 2026 and December 31, 2025, we had no material accounts payable or receivable denominated in foreign currencies, and a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our condensed financial statements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2026, our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in U.S. Securities and Exchange Commission, or the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Risk Factors

Our business faces significant risks and uncertainties, and those described below may not be the only risks and uncertainties we face. We cannot assure you that any of the events discussed below will not occur. You should carefully consider the following risk factors, together with the information contained herein and in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission, or SEC, on March 25, 2026, including our financial statements and the related notes, and our other filings with the SEC, before deciding whether to invest in our common stock. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also significantly impair our business, financial condition or results of operations. These disclosures reflect the management’s beliefs and opinions as to factors that could materially and adversely affect the Company and its securities in the future. References to past events are provided by way of example only and are not intended to be a complete listing of such events or a representation as to whether or not such factors or similar events have occurred in the past or their likelihood of occurring in the future. If any of these risks or uncertainties occur, our business, financial condition or results of operations could suffer, the market price of our common stock could decline and you could lose all or part of your investment in our common stock.

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

Investment in drug development is a highly speculative undertaking and involves a substantial degree of risk. We are a clinical-stage biopharmaceutical company with a limited operating history. Our lead programs are still in early clinical development, and we are subject to the risks of failure inherent in the development of therapeutic candidates based on novel technologies. We have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biotechnology industry. Furthermore, we do not expect to generate any product revenue from commercial sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of clinical trials, preclinical studies, research and development, and the regulatory approval process of our therapeutic candidates. For the three months ended March 31, 2026 and 2025, we incurred a net loss of $24.2 million and $32.8 million, respectively. As of March 31, 2026, we had an accumulated deficit of $513.8 million. We expect to continue to incur significant research and development and other expenses related to our ongoing operations.

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

As of March 31, 2026, our cash, cash equivalents and marketable securities were $362.9 million. Based on our current operating plan, we believe our existing cash, cash equivalents and marketable securities as of March 31, 2026 will enable us to fund our operating expenses and capital expenditure requirements for at least one year from the date of this Quarterly Report on Form 10-Q. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Changes beyond our control may occur that would cause us to use our available capital before that time, including changes in and progress of our development activities and changes in regulation. Our future capital requirements will depend on many factors, including, but not limited to:

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

We have also entered into an Open Market Sale Agreement with Jefferies LLC, serving as our sales agent, with respect to an at-the-market offering program pursuant to which we may elect to issue and sell shares of our common stock having an aggregate offering price of up to $200.0 million, or the 2026 Sale Agreement, in such quantities and on such minimum price terms as we set from time to time through our sales agent. To date, no sales have occurred under the 2026 Sale Agreement.

In April 2026, we completed an underwritten registered offering pursuant to which we issued and sold an aggregate of 5,540,000 shares of our common stock at $23.50 per share and pre-funded warrants to purchase 850,000 shares of our common stock at $23.499 per pre-funded warrant, which represents the per share offering price for the shares of common stock less a $0.001 per share exercise price for each pre-funded warrant, resulting in estimated net proceeds of approximately $144.7 million, after deducting underwriting discounts and commissions and estimated offering expenses.

The issuance of additional shares of our common stock pursuant to the Shelf Registration or the 2026 Sale Agreement, or issuances of securities convertible into or exercisable for our common stock or other equity-linked securities, including preferred stock, warrants, debt securities or units, would dilute the ownership interest of our existing stockholders. Further, any such sales, or the anticipation of such sales, could depress the market price of our common stock and impair our ability to raise capital through the sale of additional securities. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends.

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

On February 4, 2026, we entered into a loan and security agreement, or the Hercules Loan Agreement, with certain lenders and Hercules Capital, Inc., in its capacity as administrative agent and collateral agent for itself and the lenders party thereto, which provides for a senior secured term loan facility, or the Hercules Term Loan Facility, in an aggregate principal amount of up to $200.0 million. An initial term loan of $40.0 million was funded under the Hercules Loan Agreement and the Hercules Term Loan Facility includes up to six additional term loan tranches providing up to an aggregate $160.0 million in additional loan commitments through February 2031, so long as we satisfy certain conditions precedent. The final tranche of $50.0 million is subject to approval by the lenders’ investment committee. The facility has a maturity date of February 1, 2031, and may be prepaid at any time, subject to prepayment premiums. This senior secured term facility will accrue interest at an annual rate determined by reference to the Prime Rate as reported in the Wall Street Journal, with interest rate floors that range from 7.95% to 9.25% depending on the tranche. Accrued interest is payable on the first business day of each month until (a) February 2030 or (b) if certain performance and financing milestones are satisfied, the maturity date. The Federal Reserve has raised, and may in the future further raise, interest rates to combat the effects of recent high inflation. An increase in the prime rate resulting in interest rates above the set minimum rate would increase our debt service obligations, which could have a negative impact on our cash flow, financial position or operating results, or result in increased borrowing costs in the future.

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

The Hercules Loan Agreement also contains certain customary Events of Default (as defined in the Hercules Loan Agreement). The occurrence of an Event of Default could result in, among other things, the declaration that all outstanding principal and interest under the Hercules Term Loan Facility are immediately due and payable in whole or in part. See Note 10, Loan and security agreement, in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion of the Hercules Loan Agreement.

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

We have limited experience designing and implementing clinical trials. We initiated a Phase 2 trial of MZE829, our most advanced lead program, in November 2024, dosed our first patient in February 2025 and reported positive topline clinical proof of concept data in March 2026. We initiated a Phase 1 clinical trial of MZE782 in September 2024 and announced initial clinical data in PKU and CKD in September 2025. We plan to initiate two Phase 2 trials of MZE782 in patients with PKU and in patients with CKD in 2026. Failure to design any one of our clinical trials adequately, or incorrect assumptions about the design of the trial, could adversely affect the ability to initiate the trial, enroll patients, complete the trial, or use the clinical trial’s results to support an application for regulatory approval, as well as lead to increased or unexpected costs.

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

Clinical trials of a new therapeutic candidate require the enrollment of a sufficient number of patients, which may include patients who are suffering from the disease the therapeutic candidate is intended to treat and who meet other eligibility criteria, which may require genetic testing of prospective patients. Rates of patient enrollment are affected by many factors, including the size of the patient population, the eligibility criteria for the clinical trial, the age and condition of the patients, the stage and severity of disease, the nature of the protocol, the proximity of patients to clinical sites, and the availability of effective treatments or competing academic and other sponsored clinical trials for the relevant disease.

A therapeutic candidate can unexpectedly fail at any stage of preclinical and clinical development. The historical failure rate for therapeutic candidates is high due to scientific feasibility, safety, efficacy, changing standards of medical care, and other variables. Although our Compass platform was designed to increase the probability of developing new medicines, it may still result in high failure rates equivalent to historical norms. We will have to conduct additional trials in our proposed indications to support any future regulatory submissions. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles despite promising results in earlier, smaller clinical trials. Moreover, clinical data are often susceptible to varying interpretations and analyses. We do not know whether our clinical trials will demonstrate consistent or adequate efficacy and safety with respect to the proposed indication for use that is sufficient to receive regulatory approval or market our therapeutic candidates. To the extent that the results of the clinical trials are not satisfactory to the FDA or foreign regulatory agencies for supporting a marketing application, we may be required to expend significant resources, which may not be available to us, to conduct additional clinical trials in support of potential approval of our therapeutic candidates.

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

Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to the outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later preclinical studies or clinical trials or of clinical trials of the same therapeutic candidates in other indications, and interim or preliminary results of a clinical trial do not necessarily predict final results. For example, even if successful, the results of our preclinical studies or early clinical trials for our lead programs may not be predictive of the results of outcomes in subsequent clinical trials. Later-stage clinical trials could differ in significant ways from early-stage clinical trials, including changes to inclusion and exclusion criteria, efficacy endpoints, dosing regimen and statistical design.

If we encounter delays or difficulties enrolling patients in our clinical trials and/or retaining patients in clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

We may experience difficulties in patient enrollment in our clinical trials for a variety of external reasons beyond our control, including supply chain disruptions, staffing shortages and other business and economic disruptions resulting from geopolitical actions, including war and terrorism, natural disasters, including earthquakes, typhoons, floods and fires, as well as other disruptions resulting from the impact of public health factors, including pandemics or other health crises, business disruptions of our strategic partners, third-party manufacturers, suppliers and other third parties upon which we rely. Our therapeutic candidates are developed using a precision medicine approach intended to identify specific targets amenable to therapeutic intervention in kidney and metabolic diseases. As a result, the potential population of patients eligible for enrollment in our clinical trials may be smaller than the population eligible for enrollment in trials targeting the entire population with the disease, and it may be difficult to identify and enroll adequate numbers of patients in our trials. For example, our therapeutic candidate MZE829 is targeted to treat kidney disease associated with genetic variations in the APOL1 gene, which are most prevalent in people of West African ancestry, including many who identify as Black, African American, Afro-Caribbean and Latina/Latino, which narrows the patient population eligible for enrollment in these trials.

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

We may, from time to time, elect to sell securities in a public offering or private placement. For example, in September 2025, we entered into a securities purchase agreement with certain investors, pursuant to which we issued and sold in a private placement an aggregate of 4,000,002 shares of our common stock and pre-funded warrants to purchase up to an aggregate of 5,231,090 shares of our common stock. We subsequently registered the common stock (including the shares of common stock issuable upon exercise of the pre-funded warrants) under the Securities Act for resale on Form S-1, such that these shares may now be sold by the purchasers in the public market at any time. Additionally, as of March 31, 2026, there were 4,331,090 shares of our common stock subject to outstanding pre-funded warrants, with an exercise price of $0.001 per share. In April, 2026, we completed an underwritten registered offering pursuant to which we issued and sold an aggregate of 5,540,000 shares of our common stock and pre-funded warrants to purchase 850,000 shares of our common stock. To the extent any of these warrants are exercised, the shares underlying these warrants may be immediately sold in the public market. These sales, or the perception in the market that we or holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Unregistered Sale of Securities.

On September 10, 2025, we entered into a securities purchase agreement with certain selling stockholders, pursuant to which we issued and sold an aggregate of (i) 4,000,002 shares of common stock at a purchase price of $16.25 per share and (ii) in lieu of shares of common stock for certain selling stockholders, warrants to purchase up to an aggregate of 5,231,090 shares of common stock at a purchase price of $16.249 per warrant, resulting in gross proceeds to us of $150.0 million. For the year ended December 31, 2025, warrants to purchase 900,000 shares of our common stock were exercised. No warrants were exercised for the three months ended March 31, 2026 and as of March 31, 2026, warrants to purchase 4,331,090 shares of our common stock remained outstanding.

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

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended March 31, 2026, the following directors and/or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” in each case as defined in Item 408 of Regulation S-K:

Character of Trading Arrangement
	Action	Date of	Rule	Non-Rule	Nature of	Aggregate Number	Duration of Trading
Name and Title	Taken	Action	10b5-1*	10b5-1**	Trading	of Securities	Arrangement(1)
Jason Coloma, Chief Executive Officer and Director	Adopted	February 6, 2026	X		Sale	414,012	5/15/2026-5/15/2027
*Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
**"Non-Rule 10b5-1 trading arrangement" as defined in Item 408(c) of Regulation S-K under the Exchange Act.
1 The trading arrangement may expire on an earlier date if and when all transactions under the arrangement are completed.

Item 6. Exhibits

EXHIBIT INDEX

Incorporated by Reference
Exhibit number	Description of document	Form	File No.	Number	Filing Date
10.1	Loan and Security Agreement, dated February 4, 2026, by and between Maze Therapeutics, Inc. and Hercules Capital, Inc.	10-K	001-42490	10.19	3/25/2026
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Filed herewith
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Filed herewith
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.				Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents				Filed herewith
104	Cover Page formatted as Inline XBRL and contained in Exhibit 101				Filed herewith

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

MAZE THERAPEUTICS, INC.

Date: May 12, 2026	By:	/s/ Jason Coloma
Jason Coloma
Chief Executive Officer (Principal Executive Officer)

MAZE THERAPEUTICS, INC.

Date: May 12, 2026	By:	/s/ Misbah Tahir
Misbah Tahir
Chief Financial Officer (Principal Financial Officer)

MAZE THERAPEUTICS, INC.

Date: May 12, 2026	By:	/s/ Amy Bachrodt
Amy Bachrodt
Senior Vice President, Finance (Principal Accounting Officer)