Form 10-Q
period 2026-06-30
Maze Therapeutics, Inc.
filed 2026-08-11
CIK 1842295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 5, 2026, the registrant had 55,549,168 shares of common stock outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Maze Therapeutics, Inc.

Condensed Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$202,643	$189,247
Marketable securities, current	208,444	152,670
Prepaid expenses and other current assets	9,336	7,800
Total current assets	420,423	349,717
Property and equipment, net	4,391	5,044
Restricted cash	1,088	1,088
Marketable securities, non-current	83,821	18,114
Operating lease right-of-use asset	18,442	20,116
Other assets	3,460	3,048
Total assets	$531,625	$397,127
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,212	$1,794
Accrued expenses and other current liabilities	15,866	15,967
Operating lease liabilities, current	4,883	4,795
Total current liabilities	22,961	22,556
Operating lease liabilities, net of current portion	16,580	18,511
Term loan, non-current	38,960	—
Other liabilities, non-current	—	1,094
Total liabilities	78,501	42,161
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized as of June 30, 2026 and December 31, 2025; no shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized as of June 30, 2026 and December 31, 2025; 55,504,574 and 49,335,551 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively; 10,372 shares subject to repurchase as of June 30, 2026 and December 31, 2025	56	49
Additional paid-in-capital	1,011,985	844,354
Accumulated other comprehensive (loss) income	(435)	110
Accumulated deficit	(558,482)	(489,547)
Total stockholders’ equity	453,124	354,966
Total liabilities and stockholders’ equity	$531,625	$397,127

See accompanying notes to these financial statements.

Maze Therapeutics, Inc.

Condensed Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
License revenue	$—	$—	$20,000	$—
Operating expenses:
Research and development	34,940	28,108	69,088	55,688
General and administrative	13,095	8,366	25,500	16,187
Total operating expenses	48,035	36,474	94,588	71,875
Loss from operations	(48,035)	(36,474)	(74,588)	(71,875)
Other income (expense):
Interest and other income, net	4,239	2,795	7,450	5,410
Interest expense	(931)	—	(1,797)	—
Total other income, net	3,308	2,795	5,653	5,410
Net loss	$(44,727)	$(33,679)	$(68,935)	$(66,465)
Net loss per share, basic and diluted:	$(0.76)	$(0.77)	$(1.22)	$(1.83)
Weighted-average shares of common stock outstanding used to compute net loss per share, basic and diluted:	58,995,934	43,797,421	56,460,660	36,254,828
Comprehensive loss:
Net loss	$(44,727)	$(33,679)	$(68,935)	$(66,465)
Other comprehensive loss:
Net unrealized loss on marketable securities	(300)	—	(545)	—
Comprehensive loss	$(45,027)	$(33,679)	$(69,480)	$(66,465)

See accompanying notes to these financial statements.

Maze Therapeutics, Inc.

Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(unaudited)

(in thousands, except share data)

	Redeemable convertible				Additional	Accumulated		Total
	preferred stock		Common stock		paid-in	other comprehensive	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	capital	income (loss)	deficit	equity (deficit)
Balance as of December 31, 2024	297,205,041	$508,087	2,446,864	$2	$47,242	$—	$(358,427)	$(311,183)
Issuance of common stock in connection with initial public offering, net of issuance costs of $15,402	—	—	8,750,000	9	124,589	—	—	124,598
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(297,205,041)	(508,087)	32,586,823	33	508,054	—	—	508,087
Exercise of stock options	—	—	13,479	—	126	—	—	126
Stock-based compensation expense	—	—	—	—	3,226	—	—	3,226
Net loss	—	—	—	—	—	—	(32,786)	(32,786)
Balance as of March 31, 2025	—	—	43,797,166	44	683,237	—	(391,213)	292,068
Issuance of common stock upon vesting of restricted stock awards	—	—	2	—	—	—	—	—
Issuance of common stock under the 2025 Employee Stock Purchase Plan	—	—	53,716	—	612	—	—	612
Stock-based compensation expense	—	—	—	—	3,237	—	—	3,237
Net loss	—	—	—	—	—	—	(33,679)	(33,679)
Balance as of June 30, 2025	—	$—	43,850,884	$44	$687,086	$—	$(424,892)	$262,238

	Redeemable convertible				Additional	Accumulated		Total
	preferred stock		Common stock		paid-in	other comprehensive	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	capital	income (loss)	deficit	equity
Balance as of December 31, 2025	—	$—	49,335,551	$49	$844,354	$110	$(489,547)	$354,966
Exercise of stock options	—	—	402,067	1	4,078	—	—	4,079
Issuance of common stock upon vesting of restricted stock awards	—	—	1	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	7,109	—	—	7,109
Net unrealized loss on marketable securities	—	—	—	—	—	(245)	—	(245)
Net loss	—	—	—	—	—	—	(24,208)	(24,208)
Balance as of March 31, 2026	—	—	49,737,619	50	855,541	(135)	(513,755)	341,701
Issuance of common stock and pre-funded warrants to purchase common stock in connection with underwritten registered offering, net of issuance costs of $5,595	—	—	5,540,000	6	144,563	—	—	144,569
Exercise of stock options	—	—	143,698	—	1,696	—	—	1,696
Issuance of common stock under the 2025 Employee Stock Purchase Plan	—	—	83,257	—	998	—	—	998
Stock-based compensation expense	—	—	—	—	9,187	—	—	9,187
Net unrealized loss on marketable securities	—	—	—	—	—	(300)	—	(300)
Net loss	—	—	—	—	—	—	(44,727)	(44,727)
Balance as of June 30, 2026	—	$—	55,504,574	$56	$1,011,985	$(435)	$(558,482)	$453,124

See accompanying notes to these financial statements.

Maze Therapeutics, Inc.

Condensed Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2026	2025
Operating activities
Net loss	$(68,935)	$(66,465)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	835	1,333
Stock-based compensation expense	16,296	6,463
Non-cash lease expense	1,674	1,543
Amortization of premiums on marketable securities, net	5	—
Amortization of debt discount and debt issuance costs	498	—
Other items, net	18	21
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,536)	(1,750)
Other assets	(412)	18
Accounts payable	418	1,846
Accrued expenses and other liabilities	(90)	(957)
Operating lease liabilities	(1,843)	(1,620)
Long-term liabilities	(1,094)	—
Net cash used in operating activities	(54,166)	(59,568)
Investing activities
Purchases of marketable securities	(186,031)	—
Maturities of marketable securities	64,000	—
Purchases of property and equipment	(200)	(692)
Net cash used in investing activities	(122,231)	(692)
Financing activities
Proceeds from underwritten registered offering, net	145,659	—
Payment of underwritten registered offering costs	(1,090)	—
Proceeds from debt issuance, net	39,401	—
Payment of debt issuance costs	(939)	—
Proceeds from exercise of stock option awards	5,775	126
Proceeds from issuance of common stock under the 2025 Employee Stock Purchase Plan	998	612
Payment of offering costs for private placement	(11)	—
Proceeds from initial public offering, net	—	130,200
Payment of initial public offering costs	—	(2,448)
Payment of success fee derivative	—	(500)
Net cash provided by financing activities	189,793	127,990
Net increase in cash, cash equivalents and restricted cash	13,396	67,730
Cash, cash equivalents and restricted cash at beginning of the period	190,335	197,900
Cash, cash equivalents and restricted cash at end of the period	$203,731	$265,630
Reconciliation to cash, cash equivalents and restricted cash:
Cash and cash equivalents	$202,643	$264,541
Restricted cash	1,088	1,089
Total cash, cash equivalents and restricted cash	$203,731	$265,630

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

2026 Sale Agreement

In February 2026, the Company entered into an Open Market Sale Agreement with Jefferies LLC, serving as sales agent, with respect to an at-the-market offering program pursuant to which the Company may elect to issue and sell shares of its common stock having an aggregate offering price of up to $200.0 million, or the 2026 Sale Agreement, in such quantities and on such minimum price terms as the Company sets from time to time through its sales agent. The Company has agreed to pay its sales agent an aggregate commission equal to up to 3.0% of the gross proceeds of the sales under the agreement. To date, no sales of common stock have occurred under the 2026 Sale Agreement.

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

Liquidity and capital resources

The Company has incurred significant losses and negative cash flows from operations and expects to incur significant and increasing losses as a result of its continued research and development activities. As of June 30, 2026, the Company had an accumulated deficit of $558.5 million. Historically, the Company has financed its operations primarily through issuances of its equity, issuances of convertible promissory notes, debt financings and license agreements. The Company may seek to raise capital through additional term loan tranches pursuant to the Hercules Term Loan Facility, equity financings, including pursuant to the 2026 Sale Agreement, license agreements, or other sources of financing. There can be no assurance that such financings will be available or will be at terms acceptable to the Company.

As of June 30, 2026, the Company had cash, cash equivalents and marketable securities of $494.9 million. The Company believes that its existing cash, cash equivalents and marketable securities will be sufficient to fund the Company’s operations for at least one year from the issuance date of these unaudited condensed financial statements.

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

There were no changes to the Company’s significant accounting policies during the six months ended June 30, 2026, as described in the Company’s audited financial statements as of and for the year ended December 31, 2025 included in the 2025 10-K.

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

As of June 30, 2026 and December 31, 2025, all of the Company’s property and equipment was maintained in the United States. The Company generated no license revenue during the three months ended June 30, 2026 and license revenue of $20.0 million during the six months ended June 30, 2026. No revenue was generated during the three and six months ended June 30, 2025. Segment information for prior periods has been recast to conform to the current year segment information that is provided to the CODM. The following table presents selected financial information with respect to the Company’s single operating segment for the three and six months ended June 30, 2026 and 2025 (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
License revenue	$—	$—	$20,000	$—
Direct external research and development expenses by program:
MZE829	8,444	5,199	15,540	9,823
MZE782	3,177	4,582	8,471	8,948
Discovery research and other programs	3,596	2,742	6,641	5,752
Internal research and development expenses:
Personnel-related	14,875	10,609	28,866	20,953
Facilities, lab supplies and other	4,848	4,976	9,570	10,212
Total research and development expenses	34,940	28,108	69,088	55,688
General and administrative expenses	13,095	8,366	25,500	16,187
Segment operating expenses	48,035	36,474	94,588	71,875
Segment loss from operations	(48,035)	(36,474)	(74,588)	(71,875)
Segment other income, net	3,308	2,795	5,653	5,410
Segment loss	$(44,727)	$(33,679)	$(68,935)	$(66,465)

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

Cash, cash equivalents and restricted cash

The Company considers all highly liquid financial instruments with original maturities of 90 days or less at the date of purchase to be cash equivalents. As of June 30, 2026 and December 31, 2025, cash equivalents consisted of money market funds.

Restricted cash is comprised of cash that is restricted as to withdrawal or use under the terms of certain contractual agreements. Restricted cash as of June 30, 2026 and December 31, 2025 included $1.1 million as collateral for a letter of credit related to the Company’s headquarters building lease in South San Francisco, California. Restricted cash is classified as a noncurrent asset on the balance sheet. As of June 30, 2026 and December 31, 2025, restricted cash consisted of money market funds.

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

Debt issuance costs and debt discount

Debt issuance costs include legal fees, accounting fees and other direct costs incurred in connection with the execution of the Company's debt financings. Debt discount represents costs paid to the lenders. Debt issuance costs and debt discount are deducted from the carrying amount of the debt liability and are amortized to interest expense over the term of the related debt using the effective interest method.

Revenue recognition

The Company recognizes revenue in accordance with Accounting Standards Codification, or ASC, 606, Revenue from Contracts with Customers, or ASC 606. To determine the appropriate amount and timing of revenue to be recognized under this guidance, the Company performs the following steps: (i) identifies the contract(s) with a customer; (ii) identifies the performance obligations in the contract; (iii) determines the transaction price, including variable consideration, if any; (iv) allocates the transaction price to the performance obligations in the contract; and (v) recognizes revenue when (or as) the entity satisfies a performance obligation.

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

Basic net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period less common shares subject to vesting or forfeiture, without consideration for potentially dilutive securities. In September 2025, the Company entered into a securities purchase agreement, or the Private Placement, pursuant to which the Company issued pre-funded warrants to purchase up to an aggregate of 5,231,090 shares of its common stock at a purchase price of $16.249 per pre-funded warrant, or the 2025 Pre-Funded Warrants. In April 2026, the Company completed an underwritten registered offering, or the Underwritten Registered Offering, pursuant to which the Company issued pre-funded warrants to purchase up to an aggregate of 850,000 shares of its common stock at a purchase price of $23.499 per pre-funded warrant, or the 2026 Pre-Funded Warrants. The 2025 Pre-Funded Warrants and 2026 Pre-Funded Warrants are exercisable immediately at an exercise price of $0.001 per share and do not expire. The pre-funded warrants are considered outstanding upon issuance for the purposes of computing basic net loss per share because the shares are fully vested and exercisable for little consideration after their original issuance date. See Note 6, Capital structure, for further discussion of the Private Placement and Underwritten Registered Offering.

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

Because the Company reported a net loss for the three and six months ended June 30, 2026 and 2025, and the inclusion of the potentially dilutive securities would be antidilutive, diluted net loss per share is the same as basic net loss per share for the periods presented.

Recently adopted accounting pronouncements

In July 2025, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset in developing reasonable and supportable forecasts during the application of the current expected credit loss model for current accounts receivable and current contract assets arising from transactions under ASC 606. The Company adopted ASU 2025-05 effective January 1, 2026. The Company determined there is no impact to its financial statements from adopting ASU 2025-05 as it does not develop forecasts as part of estimating expected credit losses.

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

In December 2025, the FASB issued ASU 2025‑11, Interim Reporting (Topic 270): Narrow-Scope Improvements. ASU 2025-11 improves clarity for interim financial reporting requirements under the existing guidance within ASC 270, Interim Reporting. ASU 2025-11 is effective for public entities with annual periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of ASU 2025-11 on its financial statements and related disclosures.

3.
Fair value measurements

The following tables summarize the types of assets measured at fair value on a recurring basis by level within the fair value hierarchy.

	Fair value measurements
	(in thousands)
	Total	Level 1	Level 2	Level 3
As of June 30, 2026
Assets
Cash equivalents
Money market funds	$81,550	$81,550	$—	$—
Marketable securities
U.S. treasury securities	243,324	—	243,324	—
U.S. government agency securities	15,978	—	15,978	—
Commercial paper	17,502	—	17,502	—
Corporate debt securities	15,461	—	15,461	—
Restricted cash	1,088	1,088	—	—
Total assets measured at fair value	$374,903	$82,638	$292,265	$—

As of December 31, 2025
Assets
Cash equivalents
Money market funds	$54,154	$54,154	$—	$—
Marketable securities
U.S. treasury securities	139,453	—	139,453	—
U.S. government agency securities	23,476	—	23,476	—
Commercial paper	5,876	—	5,876	—
Corporate debt securities	1,979	—	1,979	—
Restricted cash	1,088	1,088	—	—
Total assets measured at fair value	$226,026	$55,242	$170,784	$—

There were no transfers between Level 1, 2, or 3 during the three and six months ended June 30, 2026 and 2025.

4.
Marketable securities

All marketable securities were considered available-for-sale as of June 30, 2026 and December 31, 2025. On a recurring basis, the Company records its marketable securities at fair value using Level 1 or Level 2 inputs as discussed in Note 3, Fair value measurements. The amortized cost, unrealized holding gains, unrealized holding losses and fair value of the Company’s marketable securities by major security type as of June 30, 2026 and December 31, 2025 are summarized in the table below:

	As of June 30, 2026
	(in thousands)
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Estimated Fair Value
Marketable securities, current
U.S. treasury securities	$159,740	$2	$(239)	$159,503
U.S. government agency securities	15,986	—	(8)	15,978
Commercial paper	17,527	—	(25)	17,502
Corporate debt securities	15,492	—	(31)	15,461
Total short-term marketable securities	208,745	2	(303)	208,444
Marketable securities, non-current
U.S. treasury securities	83,955	3	(137)	83,821
Total long-term marketable securities	83,955	3	(137)	83,821
Total	$292,700	$5	$(440)	$292,265

	December 31, 2025
	(in thousands)
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Estimated Fair Value
Marketable securities, current
U.S. treasury securities	$121,246	$93	$—	$121,339
U.S. government agency securities	23,467	9	—	23,476
Commercial paper	5,874	2	—	5,876
Corporate debt securities	1,979	—	—	1,979
Total short-term marketable securities	152,566	104	—	152,670
Marketable securities, non-current
U.S. treasury securities	18,108	6	—	18,114
Total long-term marketable securities	18,108	6	—	18,114
Total	$170,674	$110	$—	$170,784

Interest receivable as of June 30, 2026 and December 31, 2025 was $2.8 million and $1.5 million, respectively, and is recorded as a component of prepaid expenses and other current assets on the Company’s condensed balance sheets.

As of June 30, 2026, 66 of the Company's marketable securities were in an unrealized loss position, and no marketable securities had been in continuous unrealized loss positions for 12 months or longer. The Company has not recognized an allowance for credit losses as of June 30, 2026 or December 31, 2025. The Company determined that it has the ability and intent to hold all marketable securities that have been in a continuous unrealized loss position until their maturity or recovery of their amortized cost. Further, a majority of the Company's investments were held in U.S. government securities, and the remainder were held with investment grade, high credit quality institutions. Moreover, the Company continues to receive payments of interest and principal as they become due, and the Company's expectation is that those payments will continue to be received timely. Based on this evaluation, as of June 30, 2026, the Company determined that unrealized losses of its marketable securities were primarily attributable to changes in interest rates and non-credit related factors. As of June 30, 2026, all of the Company’s marketable securities have a remaining contractual maturity of less than two years.

5.
Balance sheet components

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

	As of June 30,	As of December 31,
	2026	2025
	(in thousands)
Accrued compensation expenses	$6,927	$10,853
Accrued research and development expenses	7,009	4,305
Accrued professional expenses	1,530	660
Other	400	149
Total accrued expenses and other current liabilities	$15,866	$15,967

6.
Capital structure

2026 Sale Agreement

In February 2026, the Company entered into the 2026 Sale Agreement. See Note 1, Organization and principal activities, for further discussion of the 2026 Sale Agreement.

Private placement

In September 2025, the Company completed the Private Placement, pursuant to which the Company issued and sold an aggregate of 4,000,002 shares of its common stock at a purchase price of $16.25 per share and the 2025 Pre-Funded Warrants to purchase up to an aggregate of 5,231,090 shares of its common stock at a purchase price of $16.249 per pre-funded warrant, resulting in net proceeds of approximately $141.3 million, after deducting placement fees and other offering expenses paid by the Company of approximately $8.7 million. The 2025 Pre-Funded Warrants are exercisable immediately at an exercise price of $0.001 per share each and do not expire. The 2025 Pre-Funded Warrants provide that each holder of the 2025 Pre-Funded Warrants does not have the right to exercise any portion of its 2025 Pre-Funded Warrants if such holder, together with its affiliates, would beneficially own in excess of 4.99% or 9.99%, at the holder’s election, of the number of shares of the Company's common stock outstanding immediately after giving effect to such exercise. A holder of the 2025 Pre-Funded Warrants may increase or decrease this percentage, but not in excess of 19.99%, by providing at least 61 days’ prior notice to the Company. For the three and six months ended June 30, 2026, no 2025 Pre-Funded Warrants were exercised, and as of June 30, 2026, 2025 Pre-Funded Warrants to purchase 4,331,090 shares of the Company's common stock remained outstanding.

Underwritten Registered Offering

In April 2026, the Company completed the Underwritten Registered Offering, pursuant to which the Company issued and sold an aggregate of 5,540,000 shares of its common stock at a purchase price of $23.50 per share and the 2026 Pre-Funded Warrants to purchase up to an aggregate of 850,000 shares of its common stock at a purchase price of $23.499 per pre-funded warrant, resulting in net proceeds of approximately $144.6 million, after deducting underwriting discounts and commissions and offering expenses paid by the Company of approximately $5.6 million. The 2026 Pre-Funded Warrants are exercisable immediately at an exercise price of $0.001 per share each and do not expire. The 2026 Pre-Funded Warrants provide that each holder of the 2026 Pre-Funded Warrants does not have the right to exercise any portion of its 2026 Pre-Funded Warrants if such holder, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to such exercise. A holder of the 2026 Pre-Funded Warrants may increase or decrease this percentage, but not in excess of 19.99%, by providing at least 61 days’ prior notice to the Company. For the three and six months ended June 30, 2026, no 2026 Pre-Funded Warrants were exercised, and as of June 30, 2026, 2026 Pre-Funded Warrants to purchase 850,000 shares of the Company's common stock remained outstanding.

Upon the issuance of the 2025 Pre-Funded Warrants and the 2026 Pre-Funded Warrants, the Company evaluated the warrant terms to determine the appropriate accounting and classification pursuant to Accounting Standards Codification 480, Distinguishing Liabilities from Equity, and Accounting Standards Codification 815, Derivatives and Hedging. Warrants are classified as liabilities when the warrant terms allow settlement of the warrant exercise in cash and classified as equity when the warrant terms only allow settlement in shares of common stock. The terms of the 2025 Pre-Funded Warrants and the 2026 Pre-Funded Warrants include certain provisions related to fundamental transactions and a cashless exercise provision in the event registered shares are not available, and do not include any mandatory redemption provisions. Based on its evaluation, the Company concluded the 2025 Pre-Funded Warrants and the 2026 Pre-Funded Warrants should be classified as equity with no subsequent remeasurement as long as such warrants continue to be classified as equity.

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

As of June 30, 2026, there was an aggregate of 6,125,834 options outstanding under the 2019 Plan and 2025 Plan and 1,033,730 restricted stock units, or RSUs, outstanding under the 2025 Plan.

2025 Employee Stock Purchase Plan

The Board of Directors and stockholders approved the 2025 Employee Stock Purchase Plan, or 2025 ESPP, which became effective on January 30, 2025. The number of shares initially available for issuance pursuant to the 2025 ESPP was 450,000 shares. The purchase price of common stock purchased under the 2025 ESPP is equal to 85% of the lesser of the fair market value of the Company’s common stock on (i) the first trading day of the applicable offering period or (ii) the last trading day of each purchase period in the applicable offering period. The aggregate number of shares reserved for sale under the 2025 ESPP will increase automatically on January 1st each year from 2026 through 2035 by the number of shares equal to 1% of the sum of (a) the total number of outstanding shares of all classes of the Company’s common stock plus (b) the total number of shares of the Company’s common stock subject to pre-funded warrants (if any) and (c) the total number of shares of the Company’s common stock issuable upon conversion of preferred stock (if any), in each case outstanding as of the immediately preceding December 31st, provided that the Board of Directors or compensation committee may in its sole discretion reduce the amount of the increase in any particular calendar year. Accordingly, the number of shares reserved for future issuance under the 2025 ESPP was increased by 536,666 shares on January 1, 2026. During the three and six months ended June 30, 2026, 83,257 shares were issued under the 2025 ESPP and 53,716 shares were issued under the 2025 ESPP during the same periods in 2025.

Stock-based compensation expense

The following table summarizes the components of stock-based compensation expense recognized in the Company’s condensed statements of operations and comprehensive loss during the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Research and development	$4,603	$1,998	$8,131	$3,856
General and administrative	4,584	1,239	8,165	2,607
Total stock-based compensation expense	$9,187	$3,237	$16,296	$6,463

As of June 30, 2026, there was $55.7 million of total unrecognized compensation cost related to unvested options for which the cost is expected to be recognized over a weighted-average period of 2.70 years. As of June 30, 2026, there was $1.4 million of total unrecognized compensation cost related to the 2025 ESPP for which the cost is expected to be recognized over a weighted-average period of 1.12 years.

Total stock-based compensation expense related to RSUs recognized during the three and six months ended June 30, 2026 was $3.0 million and $5.2 million, respectively, and is included in the stock-based compensation expense table above. No stock-based compensation expense related to RSUs was recognized during the three and six months ended June 30, 2025. As of June 30, 2026, there was $27.0 million of total unrecognized compensation cost related to outstanding RSUs that is expected to be recognized over a weighted average period of 2.26 years.

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

The Company assessed the Trace License Agreement in accordance with ASC 606 and concluded that it was a contract with a customer. The Company determined that there is one performance obligation relating to the license to the UNC13A discovery program, including the underlying know-how and certain related materials, and that the transaction price consisted of the $15.0 million non-refundable upfront cash payment. The potential future development and regulatory milestones represent variable consideration and were constrained, as it was concluded that it was not probable that a significant reversal in cumulative revenue recognized will not occur and therefore not included in the transaction price as of June 30, 2026. Potential sales milestones and royalties on net product sales will be recognized in the same period that the underlying net product sales occur as they were determined to relate to the license. The $15.0 million transaction price was recorded as license revenue in the statements of operations and comprehensive loss during the year ended December 31, 2024, at the point in time when control of the license and related know-how was transferred to Trace.

Shionogi License Agreement

In March 2024, the Company entered into an exclusive license agreement with Shionogi & Company, Ltd., or Shionogi, pursuant to which the Company granted Shionogi an exclusive, worldwide, sublicensable license to research, develop, manufacture and commercialize MZE001 and certain other small molecule compounds modulating glycogen synthase 1, or the Shionogi License Agreement. As consideration for the licensed rights and the transfer of know-how and materials, the Company received an upfront payment of $150.0 million in May 2024 upon the effectiveness of the Shionogi License Agreement. The Shionogi License Agreement also requires that Shionogi pay the Company up to $275.0 million in the aggregate in milestone payments upon the completion of certain clinical and regulatory milestones and up to $330.0 million in the aggregate in milestone payments if certain sales milestones are achieved. In March 2026, a $20.0 million clinical development milestone was achieved upon dosing of the first patient in Shionogi's Phase 2 study of MZE001 in patients with Pompe disease. The Company recognized $20.0 million as license revenue in the condensed statements of operations and comprehensive loss for the three months ended March 31, 2026 in connection with the achievement of the clinical development milestone and payment for the development milestone was received in April 2026. The Shionogi License Agreement also requires that Shionogi pay the Company tiered royalties ranging from percentages in the low double-digits to twenty on net sales of licensed products, subject to certain deductions.

The Company assessed the Shionogi License Agreement in accordance with ASC 606 and concluded that it was a contract with a customer. The Company determined that there is one performance obligation relating to the license to the MZE001 program, including the underlying know-how and certain related materials, and that the transaction price at the inception of the Shionogi License Agreement consisted of the $150.0 million non-refundable upfront cash payment, which was recognized as license revenue in the statements of operations and comprehensive loss during the year ended December 31, 2024 at the point in time when control of the license and related know-how and materials was transferred to Shionogi. The $20.0 million clinical development milestone was recognized as license revenue upon its achievement in March 2026. The remaining potential clinical and regulatory milestones represent variable consideration and were constrained as it was concluded that it was not probable that a significant reversal in cumulative revenue recognized will not occur and therefore are not included in the transaction price as of June 30, 2026. Potential sales milestones and royalties on net product sales will be recognized in the same period that the underlying net product sales occur as they were determined to relate to the license.

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

The Company assessed the Neurocrine License Agreement in accordance with ASC 606 and concluded that it was a contract with a customer. The Company determined that there is one performance obligation relating to the license to the ATXN2 discovery program, including the underlying know-how and certain related materials, and that the transaction price consisted of the $2.5 million upfront cash payment. The potential research and development milestones represent variable consideration and were constrained as it was concluded that it was not probable that a significant reversal in cumulative revenue recognized will not occur and therefore not included in the transaction price as of June 30, 2026. Potential sales milestones and royalties on net product sales will be recognized in the same period that the underlying net product sales occur as they were determined to relate to the license. The $2.5 million transaction price was recorded as license revenue in the statements of operations and comprehensive loss during the year ended December 31, 2024, at the point in time when control of the license and the related know-how and materials was transferred to Neurocrine.

In August 2026, the Company received notice from Neurocrine of its intent to terminate the Neurocrine License Agreement, effective November 2026, pursuant to the terms of the agreement. The Company does not expect the termination to have a material impact on its previously recognized license revenue.

9.
Commitments and contingencies

Legal proceedings

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and that such expenditures can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. No contingent liabilities have been recorded as of June 30, 2026 and December 31, 2025.

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

Consortium agreements

The Company has entered into a consortium agreement and certain related amended agreements with the University of Helsinki and other parties for access to a collaborative pre-competitive research project. The project aims to collect genomic information from patient samples in biobanks across Finland to which the Company is granted access. Under the agreement, the Company is obligated to pay certain installments through the year 2027. As of June 30, 2026, the Company is obligated to pay approximately $3.5 million under this agreement.

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

The Hercules Term Loan Facility has a maturity date of February 1, 2031, or the Maturity Date. Upon repayment of the Term Loans (whether at the Maturity Date or upon earlier prepayment), the Company is required to pay an exit fee, or the End of Term Charge, equal to (i) 3.95% of the principal amount being repaid, if repaid on or within 24 months of the Closing Date, (ii) 5.75% of the principal amount being repaid, if repaid more than 24 months after the Closing Date and on or within 48 months of the Closing Date, and (iii) 6.45% of the principal amount being repaid, if repaid thereafter. In addition, the Hercules Loan Agreement required the Company to pay a facility charge of 1.00% of the funded Tranche 1A Loan, which was due at the Closing Date, and requires a facility charge of 1.00% for each subsequent term loan tranche at the time such tranche is funded. The Company also paid a draw down fee of 2.00% of the funded Tranche 1A Loan and is required to pay subsequent draw down fees equal to 2.00% of each subsequent term loan tranche at the time such tranche is funded.

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

The Hercules Loan Agreement also contains certain customary Events of Default which include, among others, non-payment of principal, interest, or fees, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgments, cross-defaults to material contracts, certain material regulatory-related events and events constituting a change of control. The occurrence of an Event of Default could result in, among other things, the declaration that all outstanding principal and interest under the Hercules Term Loan Facility are immediately due and payable in whole or in part. As of June 30, 2026, the Company was in compliance with the covenants under the Hercules Loan Agreement.

The Company accounted for the End of Term Charge, facility charge, and other direct costs incurred in connection with the Tranche 1A Loan of the Hercules Loan Agreement as debt discount and issuance costs, and they are being amortized over the term of the loan using the effective interest method. The weighted-average effective interest rate on the Tranche 1A Loan is 9.77%.

The Company incurred interest expense on the Tranche 1A Loan, including the amortization of debt discount and issuance costs, of $0.9 million and $1.8 million during the three and six months ended June 30, 2026, respectively.

The Tranche 1A Loan consists of the following:

As of June 30,
2026
(in thousands)
Term loan principal amount	$40,000
End of term charge	2,580
Unamortized discount and issuance costs	(3,620)
Total term loan	38,960
Less: current portion of term loan	—
Total term loan, net of current portion	$38,960

Future principal loan payments on the currently outstanding Tranche 1A Loan as June 30, 2026 are as follows:

Year Ending December 31,	Amount
(in thousands)
2026	$—
2027	—
2028	—
2029	—
2030	33,602
2031	6,398
Total future principal payments	40,000
Add: end of term charge	2,580
Less: unamortized discount and issuance costs	(3,620)
Less: current portion of term loan	—
Total term loan, net of current portion	$38,960

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

11.
Related party transactions

The Company has paid fees to its founders and certain board members in exchange for consulting services. During the three and six months ended June 30, 2026 and 2025, the Company recorded an immaterial amount of such fees in general and administrative expenses in the condensed statements of operations and comprehensive loss.

12.
Net loss per share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(44,727)	$(33,679)	$(68,935)	$(66,465)
Denominator:
Weighted-average shares of common stock outstanding	54,030,711	43,807,793	51,815,909	36,265,200
Add: weighted-average shares of common stock to be issued upon exercise of pre-funded warrants	4,975,595	—	4,655,123	—
Less: weighted-average shares of common stock subject to repurchase	(10,372)	(10,372)	(10,372)	(10,372)
Weighted-average shares of common stock outstanding used in the calculation of net loss per share, basic and diluted	58,995,934	43,797,421	56,460,660	36,254,828
Net loss per share, basic and diluted	$(0.76)	$(0.77)	$(1.22)	$(1.83)

The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive are as follows:

	Six Months Ended June 30,
	2026	2025
Shares subject to outstanding stock options	6,125,834	5,347,639
Shares subject to outstanding restricted stock units	1,033,730	—
Unvested restricted stock subject to repurchase	10,372	10,372
Total	7,169,936	5,358,011

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

Our most advanced program, MZE829, is an oral, small molecule, dual-mechanism inhibitor of apolipoprotein L1, or APOL1, for the treatment of patients with APOL1-mediated kidney disease, or AMKD, a genetically defined sub-set of chronic kidney disease, or CKD, for which there is no approved treatment today. We initiated a Phase 2 trial of MZE829 in November 2024 and dosed our first patient in February 2025. In March 2026, we announced positive topline clinical proof of concept data from our Phase 2 trial of MZE829 in patients with AMKD, in which we enrolled 15 patients. The results demonstrated that treatment with MZE829 led to a clinically meaningful mean reduction in proteinuria, as measured by urinary albumin-to-creatinine ratio. MZE829 was generally well tolerated, with no serious adverse events or severe treatment-related adverse events reported. We plan to continue enrollment in the Phase 2 trial and anticipate reporting additional data from this trial in late 2026 or early 2027. In addition, we plan to initiate a pivotal trial of MZE829 in the first half of 2027, subject to regulatory feedback.

Our second program, MZE782, is an oral, small molecule inhibitor for the treatment of patients with phenylketonuria, or PKU, an inherited metabolic disorder, and for the treatment of patients with CKD. In September 2025, we reported results from our Phase 1 clinical trial of MZE782, in which we enrolled 112 healthy adult volunteers. MZE782 was well tolerated across all doses in all cohorts and demonstrated a favorable pharmacokinetics profile after single and multiple oral doses. MZE782 produced dose-dependent increases in 24-hour urinary excretion of the neutral amino acids phenylalanine and glutamine across both single ascending dose and multiple ascending dose cohorts, confirming target engagement and SLC6A19 inhibition. We also observed dose-dependent changes in estimated glomerular filtration rate in healthy individuals with MZE782, similar to those seen with SGLT2 inhibitors, suggesting a potential beneficial effect on kidney physiology in CKD patients. In August 2026, we announced that the Phase 2 proof-of-concept trial of MZE782 in patients with PKU has initiated and we anticipate reporting topline data from this trial in 2027. We plan to initiate a Phase 2 proof-of-concept trial of MZE782 in patients with CKD in the first half of 2027.

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

We have incurred significant losses and negative cash flows from operations and we expect to incur significant and increasing losses for the foreseeable future as a result of our continued research and development activities. During the three and six months ended June 30, 2026, we incurred a net loss of $44.7 million and $68.9 million, respectively. During the three and six months ended June 30, 2025, we incurred a net loss of $33.7 million and $66.5 million, respectively. As of June 30, 2026, we had an accumulated deficit of $558.5 million and do not expect positive cash flows from operations for the foreseeable future. Our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities, as well as upon revenue from our license agreements. We expect our research and development expenses to significantly increase in connection with the conduct of planned clinical trials for our lead programs, MZE829 and MZE782, further development of our Compass platform, planned preclinical studies, and potential Investigational New Drug Applications, or INDs, and clinical trials for future therapeutic candidates. We will also incur substantial additional expenses as we seek to expand our intellectual property portfolio, including through potential in-licensing opportunities, and hire additional personnel as we scale up our operations. In addition, we expect to incur additional costs associated with operating as a public company.

As of June 30, 2026, we had cash, cash equivalents and marketable securities of $494.9 million. Since our inception, we have financed our operations primarily through issuances of our equity and convertible promissory notes, debt financing, and license agreements with biotechnology companies.

We will require substantial additional capital to develop our therapeutic candidates and fund operations for the foreseeable future. Until such time as we can generate sufficient revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity offerings, debt financings, collaborations and licensing agreements.

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

We selectively pursue strategic collaborations related to the development of certain targets, therapeutic programs, or disease areas where we believe third-party expertise or resources could be beneficial. In 2020, we formed a spin-out company, Broadwing Bio LLC, or Broadwing, with Alloy Therapeutics, Inc., or Alloy, to develop therapeutic antibody therapies for ANGPTL7 and another undisclosed target in ophthalmic diseases, informed by our Compass platform. As of June 30, 2026, we owned approximately 48% of the outstanding equity of Broadwing, and we expect our ownership to be significantly diluted upon the conversion of outstanding convertible notes issued by Broadwing. We retain certain opt-in rights to jointly develop and commercialize certain therapeutic candidates developed through Broadwing with Alloy. We are not involved in the development of Broadwing’s therapeutic candidate.

Exclusive license agreement with Shionogi

In March 2024, we entered into an exclusive license agreement, or the License Agreement, with Shionogi, pursuant to which we granted Shionogi an exclusive, worldwide, sublicensable license to research, develop, manufacture and commercialize MZE001 and certain other small molecule compounds modulating glycogen synthase 1, or the Licensed Products. As consideration for the licensed rights and the transfer of know-how and materials, we received an upfront payment of $150.0 million in May 2024 upon the effectiveness of the License Agreement. The License Agreement also requires that Shionogi pay us up to $275.0 million in the aggregate in milestone payments upon the completion of certain clinical development and regulatory milestones and up to $330.0 million in the aggregate in milestone payments if certain sales milestones are achieved. In April 2026, we received $20.0 million following the achievement of a clinical development milestone upon dosing of the first patient in Shionogi's Phase 2 study of MZE001 in patients with Pompe disease. The License Agreement also requires that Shionogi pay us tiered royalties ranging from percentages in the low double-digits to twenty on net sales of Licensed Products, subject to certain deductions.

The License Agreement will expire on a Licensed-Product by Licensed-Product and country-by-country basis upon the expiration of the royalty term for such Licensed Product, which will be the latest of the date when there are no remaining valid claims covering the applicable Licensed Product, the expiration of regulatory exclusivity for the applicable Licensed Product, or 11 years after the first commercial sale of the applicable Licensed Product, subject to earlier termination by the parties. As of June 30, 2026, we estimate that the last patent right for the only currently issued patent licensed under the License Agreement will expire in 2042, without giving effect to any potential patent term extensions, patent term adjustments, or future patents that may or may not issue with respect to the Licensed Products. Upon expiration of the License Agreement, the licenses granted to Shionogi will become fully paid-up, perpetual, irrevocable and royalty-free. Shionogi may terminate the License Agreement for convenience following a notice period and either party may terminate the License Agreement for bankruptcy or an uncured material breach. Upon termination of the License Agreement by Shionogi for convenience or by us for Shionogi’s bankruptcy or uncured material breach, Shionogi will grant us a non-exclusive, worldwide license under certain patent rights and know-how controlled by Shionogi as of the effective date of termination, solely as necessary to research, develop, manufacture and commercialize the Licensed Products in any field, and Shionogi will assign to us all regulatory materials and regulatory approvals relating to the Licensed Products. In consideration for these reversion rights, we would be required to pay to Shionogi reversion royalties on any sales of the Licensed Products determined based on the stage of clinical development of the applicable Licensed Product at the time of termination, ranging from percentages in the low-to-mid single digits if termination occurs on or after the achievement of certain Phase 2 clinical trial milestones and high single digit to mid-teens if termination occurs on or after the achievement of certain Phase 3 clinical milestones. Our obligation to pay these reversion royalties would expire on a Licensed-Product by Licensed-Product and country-by-country basis upon the latest of the date when there are no remaining valid claims covering the applicable Licensed Product, the expiration of regulatory exclusivity for the applicable Licensed Product, or ten years after the first commercial sale of the applicable Licensed Product.

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
•
professional service fees for consulting and related services; and
•
facility costs, depreciation, and other expenses, which include expenses for rent and maintenance of facilities.

We recognize research and development expenses as incurred. Nonrefundable advance payments for goods or services to be used in future research and development activities are capitalized and expensed as the related goods are received or services are performed. Direct external research and development costs are recorded to the specific programs they support. Internal research and development costs, including personnel, facility and laboratory supplies, are utilized across multiple research and development programs and are therefore not directly attributable to any single program.

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

Total other income, net

Total other income, net, primarily consists of interest income earned on our cash, cash equivalents and marketable securities and interest expense recognized on the loan and security agreement, or the Hercules Loan Agreement, with certain lenders and Hercules Capital, Inc. We expect total other income, net to increase as a result of additional interest income on the proceeds received from the initial term loan of $40.0 million under the Hercules Loan Agreement and the net proceeds of approximately $144.6 million from the underwritten registered offering completed in April 2026, which is expected to be partially offset by interest expense recognized on the Hercules Loan Agreement. However, other income, net may vary each reporting period depending on our average cash deposits, money market fund and other investment balances during the period, prevailing market interest rates and the amount of interest expense incurred under the Hercules Loan Agreement.

Results of operations

Comparisons of the three and six months ended June 30, 2026 and 2025

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
	(in thousands)			(in thousands)
License revenue	$—	$—	$—	$20,000	$—	$20,000
Operating expenses:
Research and development	34,940	28,108	6,832	69,088	55,688	13,400
General and administrative	13,095	8,366	4,729	25,500	16,187	9,313
Total operating expenses	48,035	36,474	11,561	94,588	71,875	22,713
Loss from operations	(48,035)	(36,474)	(11,561)	(74,588)	(71,875)	(2,713)
Other income (expense):
Interest and other income, net	4,239	2,795	1,444	7,450	5,410	2,040
Interest expense	(931)	—	(931)	(1,797)	—	(1,797)
Total other income, net	3,308	2,795	513	5,653	5,410	243
Net loss	$(44,727)	$(33,679)	$(11,048)	$(68,935)	$(66,465)	$(2,470)

License revenue

We recognized no license revenue for the three months ended June 30, 2026 and $20.0 million in license revenue for the six months ended June 30, 2026. We recognized no license revenue for the three and six months ended June 30, 2025. License revenue recognized in 2026 was related to achievement of a clinical development milestone upon dosing of the first patient in Shionogi's Phase 2 study of MZE001 in patients with Pompe disease under the License Agreement with Shionogi.

Research and development expenses

Research and development expenses were $34.9 million and $28.1 million for the three months ended June 30, 2026 and 2025, respectively. The increase of $6.8 million between the comparative three month periods was primarily due to an increase of $4.3 million in personnel-related costs due to an increase in headcount and higher non-cash stock-based compensation expense, an increase of $3.2 million related to progression of our clinical development of the MZE829 program and an increase of $0.9 million related to our discovery research and other programs, partially offset by a $1.4 million decrease related to the MZE782 program primarily due to higher costs incurred in 2025 for the Phase 1 clinical trial in healthy adult volunteers that completed in 2025.

Research and development expenses were $69.1 million and $55.7 million for the six months ended June 30, 2026 and 2025, respectively. The increase of $13.4 million between the comparative six month periods was primarily due to an increase of $7.9 million in personnel-related costs due to an increase in headcount and higher non-cash stock-based compensation expense, an increase of $5.7 million related to progression of our clinical development of the MZE829 program and an increase of $0.9 million related to our discovery research and other programs, partially offset by a $0.5 million decrease related to the MZE782 program primarily due to higher costs incurred in 2025 for the Phase 1 clinical trial in healthy adult volunteers that completed in 2025 and a $0.6 million decrease in lab supplies and other costs.

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
	(in thousands)			(in thousands)
Direct external research and development expenses by program:
MZE829	$8,444	$5,199	$3,245	$15,540	$9,823	$5,717
MZE782	3,177	4,582	(1,405)	8,471	8,948	(477)
Discovery research and other programs	3,596	2,742	854	6,641	5,752	889
Internal research and development expenses:
Personnel-related	14,875	10,609	4,266	28,866	20,953	7,913
Facilities, lab supplies and other	4,848	4,976	(128)	9,570	10,212	(642)
Total research and development expenses	$34,940	$28,108	$6,832	$69,088	$55,688	$13,400

General and administrative expenses

General and administrative expenses were $13.1 million and $8.4 million for the three months ended June 30, 2026 and 2025, respectively. The increase of $4.7 million between the comparative three month periods was primarily due to an increase in personnel-related costs due to an increase in headcount and higher non-cash stock-based compensation expense.

General and administrative expenses were $25.5 million and $16.2 million for the six months ended June 30, 2026 and 2025, respectively. The increase of $9.3 million between the comparative six month periods was primarily due to an increase of $8.0 million in personnel-related costs due to an increase in headcount and higher non-cash stock-based compensation expense and an increase of $0.7 million for professional services.

Total other income, net

Total other income, net was $3.3 million and $2.8 million for the three months ended June 30, 2026 and 2025, respectively. The increase of $0.5 million between the comparative three months periods primarily reflects an increase in interest income as a result of higher cash, cash equivalent, and marketable securities balances held during the three months ended June 30, 2026 resulting from the net proceeds received from the underwritten registered offering completed in April 2026 and proceeds from the initial term loan funded under the Hercules Loan Agreement in February 2026, partially offset by interest expense recognized on the Hercules Loan Agreement.

Total other income, net was $5.7 million and $5.4 million for the six months ended June 30, 2026 and 2025, respectively. The increase of $0.3 million between the comparative six months periods primarily reflects an increase in interest income as a result of higher cash, cash equivalent, and marketable securities balances held during the six months ended June 30, 2026 resulting from the net proceeds received from the underwritten registered offering completed in April 2026 and proceeds from the initial term loan funded under the Hercules Loan Agreement in February 2026, partially offset by interest expense recognized on the Hercules Loan Agreement.

Liquidity and capital resources

Liquidity

Since our inception, we have not generated any revenue from product sales and we do not expect to generate any revenue from commercial sales for the foreseeable future, if at all. We have incurred significant operating losses and negative cash flows from operations. We anticipate that we will continue to incur net losses for the foreseeable future. To date, we have financed our operations primarily through sales of our equity and convertible promissory notes, debt financing, as well as one-time, nonrefundable upfront payments we received pursuant to the license agreements we entered into with several biotechnology companies in 2024, including the exclusive license agreement with Shionogi. As of June 30, 2026, we had cash, cash equivalents and marketable securities of $494.9 million and an accumulated deficit of $558.5 million.

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

In April 2026, we completed an underwritten registered offering pursuant to which we issued and sold an aggregate of 5,540,000 shares of our common stock at a purchase price of $23.50 per share and pre-funded warrants to purchase up to an aggregate of 850,000 shares of our common stock, or the 2026 Pre-Funded Warrants, at a purchase price of $23.499 per pre-funded warrant, which represents the per share offering price for the shares of common stock less a $0.001 per share exercise price for each pre-funded warrant, resulting in net proceeds of approximately $144.6 million, after deducting underwriting discounts and commissions and estimated offering expenses, or the Underwritten Registered Offering. See Note 6, Capital structure, of this Quarterly Report on Form 10-Q for further discussion of the Underwritten Registered Offering.

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

We have entered into consortium agreements with the University of Helsinki to access genomic information from patient samples and genetic and paired clinical data. As of June 30, 2026, we are obligated to pay $3.5 million under these agreements through the year ended December 31, 2027.

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

Cash flows

Comparisons of the six months ended June 30, 2026 and 2025

The following table sets forth the primary sources and uses of cash, cash equivalents, and restricted cash for the periods presented below:

	Six Months Ended June 30,
	2026	2025	Change
	(in thousands)
Net cash used in operating activities	$(54,166)	$(59,568)	$5,402
Net cash used in investing activities	(122,231)	(692)	(121,539)
Net cash provided by financing activities	189,793	127,990	61,803
Net increase in cash, cash equivalents and restricted cash	$13,396	$67,730	$(54,334)

Net cash used in operating activities

Net cash used in operating activities was $54.2 million and $59.6 million for the six months ended June 30, 2026 and 2025, respectively. The net cash used in operating activities for the six months ended June 30, 2026 was primarily due to our net loss of $68.9 million combined with a net change in our operating assets and liabilities of $4.6 million, offset by $19.3 million in non-cash charges such as depreciation, stock-based compensation, lease expense and amortization of debt discount and debt issuance costs. The net cash used in operating activities for the six months ended June 30, 2025 was primarily due to our net loss of $66.5 million combined with a net change in our operating assets and liabilities of $2.5 million, offset by $9.4 million in non-cash charges such as depreciation, stock-based compensation and lease expense.

Net cash used in investing activities

Net cash used in investing activities was $122.2 million and $0.7 million for the six months ended June 30, 2026 and 2025. The net cash used in investing activities for the six months ended June 30, 2026 consisted of purchases of marketable securities of $186.0 million and purchases of property and equipment of $0.2 million, offset by maturities of marketable securities of $64.0 million. Net cash used in investing activities for the six months ended June 30, 2025 consisted of purchases of property and equipment of $0.7 million.

Net cash provided by financing activities

Net cash provided by financing activities for the six months ended June 30, 2026 was $189.8 million, which consisted of net proceeds of approximately $144.6 million from the issuance of common stock and 2026 Pre-Funded Warrants pursuant to the Underwritten Registered Offering, net proceeds of $38.5 million from the Hercules Loan Agreement, $5.8 million from the exercise of stock option awards and $1.0 million from the issuance of common stock under the 2025 Employee Stock Purchase Plan. For the six months ended June 30, 2025, net cash provided by financing activities was $128.0 million, which consisted of net proceeds of approximately $127.8 million from the issuance of common stock pursuant to our initial public offering, $0.6 million from the issuance of common stock under the 2025 Employee Stock Purchase Plan and $0.1 million from the exercise of stock option awards, offset by the payment of $0.5 million for the success fee under the loan and security agreement with Banc of California.

Critical accounting policies, significant judgments and use of estimates

Our significant accounting policies are described in detail in the notes to our condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q. We described the accounting policies that we believe involve a significant level of estimation and uncertainty, which could have a material impact on our financial condition or results of operations and are therefore deemed critical accounting policies, in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March, 25, 2026. There have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2026.

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

Interest Rate Risk

Investments in marketable securities

As of June 30, 2026 and December 31, 2025, we had cash, cash equivalents and marketable securities of $494.9 million and $360.0 million, respectively. This consisted of interest-bearing money market accounts and investments in U.S. government securities, commercial paper, and corporate debt securities, which create an exposure to interest rate risk. Our future interest income may fall short of expectations due to changes in market conditions and in interest rates and such changes in interest rates may affect the fair value of the marketable securities held in our portfolio and cause unrealized gains or losses. Such gains or losses would not be realized unless the investments are sold. A hypothetical one percent increase in interest rates as of June 30, 2026 and December 31, 2025 would not have resulted in a material effect on the fair market value of our cash, cash equivalents and marketable securities.

Long-term debt

As of June 30, 2026 we had an outstanding term loan with a carrying value of $39.0 million bearing interest at a rate equal to the greater of (i) 7.95% or (ii) the prime rate plus 0.95%. A hypothetical one percent increase in the prime rate as of June 30, 2026 would not have resulted in a material effect on the fair market value of our debt. In addition, a hypothetical one percent increase in the prime rate as of June 30, 2026 would not result in a material impact to our income for the year ending December 31, 2026. We did not have any outstanding debt as of December 31, 2025.

Foreign Currency Exchange Risk

The majority of our transactions occur in U.S. dollars. However, we do have certain transactions that are denominated in currencies other than the U.S. dollar, primarily the euro and British pound, and we therefore are subject to foreign exchange risk. The fluctuation in the value of the U.S. dollar against other currencies affects the reported amounts of expenses, assets and liabilities primarily associated with a limited number of preclinical, clinical and manufacturing activities. We do not hedge our foreign currency exchange rate risk, however, we may do so in the future. As of June 30, 2026 and December 31, 2025, we had no material accounts payable or receivable denominated in foreign currencies, and a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our condensed financial statements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2026, our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in U.S. Securities and Exchange Commission, or the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Investment in drug development is a highly speculative undertaking and involves a substantial degree of risk. We are a clinical-stage biopharmaceutical company with a limited operating history. Our lead programs are still in early clinical development, and we are subject to the risks of failure inherent in the development of therapeutic candidates based on novel technologies. We have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biotechnology industry. Furthermore, we do not expect to generate any product revenue from commercial sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of clinical trials, preclinical studies, research and development, and the regulatory approval process of our therapeutic candidates. For the three and six months ended June 30, 2026, we incurred a net loss of $44.7 million and $68.9 million, respectively. For the three and six months ended June 30, 2025, we incurred a net loss of $33.7 million and $66.5 million, respectively. As of June 30, 2026, we had an accumulated deficit of $558.5 million. We expect to continue to incur significant research and development and other expenses related to our ongoing operations.

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

As of June 30, 2026, our cash, cash equivalents and marketable securities were $494.9 million. Based on our current operating plan, we believe our existing cash, cash equivalents and marketable securities as of June 30, 2026 will enable us to fund our operating expenses and capital expenditure requirements for at least one year from the date of this Quarterly Report on Form 10-Q. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Changes beyond our control may occur that would cause us to use our available capital before that time, including changes in and progress of our development activities and changes in regulation. Our future capital requirements will depend on many factors, including, but not limited to:

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

In April 2026, we completed an underwritten registered offering pursuant to which we issued and sold an aggregate of 5,540,000 shares of our common stock at a purchase price of $23.50 per share and pre-funded warrants to purchase up to an aggregate of 850,000 shares of our common stock at a purchase price of $23.499 per pre-funded warrant, which represents the per share offering price for the shares of common stock less a $0.001 per share exercise price for each pre-funded warrant, resulting in net proceeds of approximately $144.6 million, after deducting underwriting discounts and commissions and offering expenses.

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

Our therapeutic candidates are in early stages of development. We do not have any products that are approved for sale in any jurisdiction. We initiated a Phase 2 trial of MZE829, our most advanced lead program, in November 2024, dosed our first patient in February 2025 and reported positive topline clinical proof of concept data in March 2026. We plan to initiate a pivotal trial of MZE829 in the first half of 2027, subject to regulatory feedback. We initiated a Phase 1 clinical trial of our second lead program, MZE782, in September 2024 and announced initial clinical data in healthy adult volunteers in September 2025. In August 2026, we announced that the Phase 2 proof-of-concept trial of MZE782 in patients with phenylketonuria, or PKU, has initiated and we anticipate reporting topline data from this trial in 2027. We plan to initiate a Phase 2 proof-of-concept trial of MZE782 in patients with CKD in the first half of 2027. Our other programs are at an early research stage, with no therapeutic candidates identified. Our research programs may not result in viable therapeutic candidates for some time, if ever, and our therapeutic candidates in development may not achieve success in our current or any future clinical trials, or obtain regulatory approval.

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

We have limited experience designing and implementing clinical trials. We initiated a Phase 2 trial of MZE829, our most advanced lead program, in November 2024, dosed our first patient in February 2025 and reported positive topline clinical proof of concept data in March 2026. We plan to initiate a pivotal trial of MZE829 in the first half of 2027, subject to regulatory feedback. We initiated a Phase 1 clinical trial of MZE782 in September 2024 and announced initial clinical data in healthy adult volunteers in September 2025. In August 2026, we announced that the Phase 2 proof-of-concept trial of MZE782 in patients with PKU has initiated and we anticipate reporting topline data from this trial in 2027. We plan to initiate a Phase 2 proof-of-concept trial of MZE782 in patients with CKD in the first half of 2027. Failure to design any one of our clinical trials adequately, or incorrect assumptions about the design of the trial, could adversely affect the ability to initiate the trial, enroll patients, complete the trial, or use the clinical trial’s results to support an application for regulatory approval, as well as lead to increased or unexpected costs.

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

We have filed patent applications, both in the United States and internationally, protecting our inventions related to our MZE829 and MZE782 candidates as well as our out-licensed programs. Our MZE001 patent portfolio has been exclusively out-licensed to Shionogi, who also has the exclusive right to make decisions regarding the prosecution and enforcement of patents or patent applications within that portfolio. Our UNC13A patent portfolio has been assigned to Trace Neuroscience, Inc., who has the exclusive right to make decisions regarding the prosecution and enforcement of those respective portfolios.

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

The patenting process is expensive and time-consuming, and we and our current or future partners may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. In addition, we or our partners may not pursue or obtain patent protection in all relevant jurisdictions, particularly in markets where translation costs are high. It is also possible that we or our partners will fail to identify patentable aspects of our or their research and development output before it is too late to obtain patent protection. Although we seek to enter into non-disclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development output, such as our employees, consultants, independent contractors, advisors, CMOs, CROs, hospitals, independent treatment centers, suppliers, partners and other third parties, any of these parties may breach the agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection. In addition, publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we were the first to make the inventions claimed in our current or future patent applications, or that we were the first to file for patent protection of such inventions. Moreover, in circumstances, including with respect to our exclusive out-licensing or assignment of our MZE001 and UNC13A patent portfolios, where we do not have the right to control the preparation, filing, prosecution, maintenance, defense or enforcement of patents or patent applications covering technologies that we currently, or may in the future, license from or license to third parties, we will be reliant on our licensors or licensees to do so. If our partners are not fully cooperative or disagree with us as to the preparation, filing, prosecution, maintenance, defense or enforcement of any licensed patent rights, such patent rights could be compromised.

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

Although we have issued patents in the United States and other countries and pending patent applications in the United States and other countries, filing, prosecuting, maintaining, enforcing and defending patents in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our therapeutic candidates, and our patents, the patents of our current and future partners, or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

Depending upon the timing, duration and specifics of any FDA marketing approval of any therapeutic candidates we may develop, one or more of our U.S. patents, if issued, may be eligible for limited patent term extension under the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent extension term of up to five years as compensation for patent term lost during the FDA regulatory review process, although the amount of available extension to any specific patent eligible for patent term extension depends on a variety of factors, including the date on which the patent issues and certain dates related to the regulatory review period. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. However, we may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents, or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. To the extent we have in-licensed any U.S. patents, we may not have control over the patent term extension process and may rely on our partners to obtain a patent term extension. Moreover, under the agreements pursuant to which we out-license or assign our MZE001 and UNC13A patent portfolios, the applicable licensees have the sole right to apply for patent term extensions with respect to the licensed patents and patent applications. If we or our partners are unable to obtain patent term extension or if the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our business, financial condition, results of operations and prospects could be materially harmed.

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

We may, from time to time, elect to sell securities in a public offering or private placement. For example, in September 2025, we entered into a securities purchase agreement with certain investors, pursuant to which we issued and sold in a private placement an aggregate of 4,000,002 shares of our common stock and pre-funded warrants to purchase up to an aggregate of 5,231,090 shares of our common stock. We subsequently registered the common stock (including the shares of common stock issuable upon exercise of the pre-funded warrants) under the Securities Act for resale on Form S-1, such that these shares may now be sold by the purchasers in the public market at any time. In April, 2026, we completed an underwritten registered offering pursuant to which we issued and sold an aggregate of 5,540,000 shares of our common stock and pre-funded warrants to purchase up to an aggregate of 850,000 shares of our common stock. As of June 30, 2026, there were 5,181,090 shares of our common stock subject to outstanding pre-funded warrants, with an exercise price of $0.001 per share. To the extent any of these warrants are exercised, the shares underlying these warrants may be immediately sold in the public market. These sales, or the perception in the market that we or holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

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

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2026, the following directors and/or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” in each case as defined in Item 408 of Regulation S-K.

Character of Trading Arrangement
	Action	Date of	Rule	Non-Rule	Nature of	Aggregate Number	Duration of Trading
Name and Title	Taken	Action	10b5-1*	10b5-1**	Trading	of Securities	Arrangement(1)
Amy Bachrodt, SVP, Finance(2)	Terminated	April 28, 2026	X		Sale	56,000	12/29/2025-12/31/2026
*Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
**"Non-Rule 10b5-1 trading arrangement" as defined in Item 408(c) of Regulation S-K under the Exchange Act.
1 The trading arrangement may expire on an earlier date if and when all transactions under the arrangement are completed.
2 Amy Bachrodt resigned as SVP, Finance of Maze Therapeutics, Inc. (the “Company”), effective June 1, 2026.

Item 6. Exhibits

EXHIBIT INDEX

Incorporated by Reference
Exhibit number	Description of document	Form	File No.	Number	Filing Date
4.1	Form of Pre-Funded Warrant.	8-K	001-42490	4.1	4/22/2026
10.1	Non-Employee Director Compensation Policy, as amended June 1, 2026.				Filed herewith
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Filed herewith
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Filed herewith
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.				Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents				Filed herewith
104	Cover Page formatted as Inline XBRL and contained in Exhibit 101				Filed herewith

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

MAZE THERAPEUTICS, INC.

Date: August 11, 2026	By:	/s/ Jason Coloma
Jason Coloma
Chief Executive Officer (Principal Executive Officer)

MAZE THERAPEUTICS, INC.

Date: August 11, 2026	By:	/s/ Misbah Tahir
Misbah Tahir
Chief Financial Officer (Principal Financial and Accounting Officer)