Form 10-Q
period 2026-09-30
Maze Therapeutics, Inc.
filed 2026-11-09
CIK 1842295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of November 4, 2026, the registrant had 54,683,345 shares of common stock outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Maze Therapeutics, Inc.

Condensed Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	September 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$154,156	$189,247
Marketable securities, current	235,502	152,670
Prepaid expenses and other current assets	10,444	7,800
Total current assets	400,102	349,717
Property and equipment, net	4,353	5,044
Restricted cash	1,088	1,088
Marketable securities, non-current	87,324	18,114
Operating lease right-of-use asset	17,585	20,116
Other assets	1,105	3,048
Total assets	$511,557	$397,127
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,570	$1,794
Accrued expenses and other current liabilities	18,799	15,967
Operating lease liabilities, current	4,931	4,795
Total current liabilities	28,300	22,556
Operating lease liabilities, net of current portion	15,591	18,511
Term loan, non-current	39,121	—
Other liabilities, non-current	—	1,094
Total liabilities	83,012	42,161
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized as of September 30, 2026 and December 31, 2025; no shares issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized as of September 30, 2026 and December 31, 2025; 56,448,850 and 49,335,551 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively; 10,372 shares subject to repurchase as of September 30, 2026 and December 31, 2025	56	49
Additional paid-in-capital	1,036,081	844,354
Accumulated other comprehensive (loss) income	(1,141)	110
Accumulated deficit	(606,451)	(489,547)
Total stockholders’ equity	428,545	354,966
Total liabilities and stockholders’ equity	$511,557	$397,127

See accompanying notes to these financial statements.

Maze Therapeutics, Inc.

Condensed Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
License revenue	$—	$—	$20,000	$—
Operating expenses:
Research and development	40,220	25,190	109,308	80,878
General and administrative	11,297	7,775	36,797	23,962
Total operating expenses	51,517	32,965	146,105	104,840
Loss from operations	(51,517)	(32,965)	(126,105)	(104,840)
Other income (expense):
Interest and other income, net	4,523	2,878	11,973	8,288
Interest expense	(975)	—	(2,772)	—
Total other income, net	3,548	2,878	9,201	8,288
Net loss	$(47,969)	$(30,087)	$(116,904)	$(96,552)
Net loss per share, basic and diluted:	$(0.79)	$(0.66)	$(2.02)	$(2.45)
Weighted-average shares of common stock outstanding used to compute net loss per share, basic and diluted:	60,864,851	45,779,577	57,944,856	39,464,634
Comprehensive loss:
Net loss	$(47,969)	$(30,087)	$(116,904)	$(96,552)
Other comprehensive loss:
Net unrealized (loss) gain on marketable securities	(706)	69	(1,251)	69
Comprehensive loss	$(48,675)	$(30,018)	$(118,155)	$(96,483)

See accompanying notes to these financial statements.

Maze Therapeutics, Inc.

Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(unaudited)

(in thousands, except share data)

	Redeemable convertible				Additional	Accumulated other		Total
	preferred stock		Common stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	capital	income (loss)	deficit	equity (deficit)
Balance as of December 31, 2024	297,205,041	$508,087	2,446,864	$2	$47,242	$—	$(358,427)	$(311,183)
Issuance of common stock in connection with initial public offering, net of issuance costs of $15,402	—	—	8,750,000	9	124,589	—	—	124,598
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(297,205,041)	(508,087)	32,586,823	33	508,054	—	—	508,087
Exercise of stock options	—	—	13,479	—	126	—	—	126
Stock-based compensation expense	—	—	—	—	3,226	—	—	3,226
Net loss	—	—	—	—	—	—	(32,786)	(32,786)
Balance as of March 31, 2025	—	—	43,797,166	44	683,237	—	(391,213)	292,068
Issuance of common stock upon vesting of restricted stock awards	—	—	2	—	—	—	—	—
Issuance of common stock under the 2025 Employee Stock Purchase Plan	—	—	53,716	—	612	—	—	612
Stock-based compensation expense	—	—	—	—	3,237	—	—	3,237
Net loss	—	—	—	—	—	—	(33,679)	(33,679)
Balance as of June 30, 2025	—	—	43,850,884	44	687,086	—	(424,892)	262,238
Issuance of common stock and pre-funded warrants to purchase common stock in connection with private placement, net of issuance costs of $8,657	—	—	4,000,002	4	141,339	—	—	141,343
Exercise of stock options	—	—	225,999	—	2,009	—	—	2,009
Stock-based compensation expense	—	—	—	—	3,864	—	—	3,864
Net unrealized gain on marketable securities	—	—	—	—	—	69	—	69
Net loss	—	—	—	—	—	—	(30,087)	(30,087)
Balance as of September 30, 2025	—	$—	48,076,885	$48	$834,298	$69	$(454,979)	$379,436

	Redeemable convertible				Additional	Accumulated other		Total
	preferred stock		Common stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	capital	income (loss)	deficit	equity
Balance as of December 31, 2025	—	$—	49,335,551	$49	$844,354	$110	$(489,547)	$354,966
Exercise of stock options	—	—	402,067	1	4,078	—	—	4,079
Issuance of common stock upon vesting of restricted stock awards	—	—	1	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	7,109	—	—	7,109
Net unrealized loss on marketable securities	—	—	—	—	—	(245)	—	(245)
Net loss	—	—	—	—	—	—	(24,208)	(24,208)
Balance as of March 31, 2026	—	—	49,737,619	50	855,541	(135)	(513,755)	341,701
Issuance of common stock and pre-funded warrants to purchase common stock in connection with underwritten registered offering, net of issuance costs of $5,595	—	—	5,540,000	6	144,563	—	—	144,569
Exercise of stock options	—	—	143,698	—	1,696	—	—	1,696
Issuance of common stock under the 2025 Employee Stock Purchase Plan	—	—	83,257	—	998	—	—	998
Stock-based compensation expense	—	—	—	—	9,187	—	—	9,187
Net unrealized loss on marketable securities	—	—	—	—	—	(300)	—	(300)
Net loss	—	—	—	—	—	—	(44,727)	(44,727)
Balance as of June 30, 2026	—	—	55,504,574	56	1,011,985	(435)	(558,482)	453,124
Shares sold under at-the-market offering, net of commissions and offering costs of $665	—	—	548,723	—	14,384	—	—	14,384
Issuance of common stock upon vesting of restricted stock units and restricted stock awards	—	—	280,516	—	—	—	—	—
Exercise of stock options	—	—	115,037	—	1,169	—	—	1,169
Stock-based compensation expense	—	—	—	—	8,543	—	—	8,543
Net unrealized loss on marketable securities	—	—	—	—	—	(706)	—	(706)
Net loss	—	—	—	—	—	—	(47,969)	(47,969)
Balance as of September 30, 2026	—	$—	56,448,850	$56	$1,036,081	$(1,141)	$(606,451)	$428,545

See accompanying notes to these financial statements.

Maze Therapeutics, Inc.

Condensed Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2026	2025
Operating activities
Net loss	$(116,904)	$(96,552)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,220	1,904
Stock-based compensation expense	24,839	10,327
Non-cash lease expense	2,531	2,330
Amortization of premiums (discounts) on marketable securities, net	(141)	(278)
Amortization of debt discount and debt issuance costs	660	—
Other items, net	18	21
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(488)	(2,508)
Other assets	(213)	374
Accounts payable	2,766	1,098
Accrued expenses and other liabilities	2,581	1,519
Operating lease liabilities	(2,784)	(2,445)
Long-term liabilities	(1,094)	—
Net cash used in operating activities	(87,009)	(84,210)
Investing activities
Purchases of marketable securities	(254,153)	(66,815)
Maturities of marketable securities	101,000	—
Purchases of property and equipment	(488)	(760)
Net cash used in investing activities	(153,641)	(67,575)
Financing activities
Proceeds from underwritten registered offering, net	145,659	—
Payment of underwritten registered offering costs	(1,090)	—
Proceeds from debt issuance, net	39,401	—
Payment of debt issuance costs	(939)	—
Proceeds from at-the-market offering, net	14,597	—
Proceeds from exercise of stock option awards	6,944	2,135
Proceeds from issuance of common stock under the 2025 Employee Stock Purchase Plan	998	612
Proceeds from private placement, net	—	141,750
Payment of private placement offering costs	(11)	(2)
Proceeds from initial public offering, net	—	130,200
Payment of initial public offering costs	—	(2,448)
Payment of success fee derivative	—	(500)
Net cash provided by financing activities	205,559	271,747
Net (decrease) increase in cash, cash equivalents and restricted cash	(35,091)	119,962
Cash, cash equivalents and restricted cash at beginning of the period	190,335	197,900
Cash, cash equivalents and restricted cash at end of the period	$155,244	$317,862
Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment recorded in accounts payable and accrued expenses and other current liabilities	$59	$34
Offering costs recorded in accounts payable and accrued expenses and other current liabilities	$213	$405
Reconciliation to cash, cash equivalents and restricted cash:
Cash and cash equivalents	$154,156	$316,773
Restricted cash	1,088	1,089
Total cash, cash equivalents and restricted cash	$155,244	$317,862

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

2026 Sale Agreement

In February 2026, the Company filed a shelf registration statement on Form S-3ASR and a related prospectus, or the February 2026 Shelf Registration, as a “well-known seasoned issuer,” as defined in Rule 405 under the Securities Act. The February 2026 Shelf Registration became automatically effective upon filing, and permits the Company to offer, from time to time, common stock, preferred stock, debt securities and warrants. In connection with the February 2026 Shelf Registration, the Company also entered into an Open Market Sale Agreement with Jefferies LLC, serving as sales agent, with respect to an at-the-market offering program pursuant to which the Company may elect to issue and sell shares of its common stock having an aggregate offering price of up to $200.0 million, or the 2026 Sale Agreement, in such quantities and on such minimum price terms as the Company sets from time to time through its sales agent. The Company has agreed to pay its sales agent an aggregate commission equal to up to 3.0% of the gross proceeds of the sales under the agreement. During the three months ended September 30, 2026, the Company sold 548,723 shares of its common stock at a weighted average price of $27.42 per share for net proceeds of $14.4 million pursuant to the 2026 Sale Agreement, after deducting sales commission and offering costs. As of September 30, 2026, the Company had approximately $185.0 million remaining capacity under the 2026 Sale Agreement.

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

Liquidity and capital resources

The Company has incurred significant losses and negative cash flows from operations and expects to incur significant and increasing losses as a result of its continued research and development activities. As of September 30, 2026, the Company had an accumulated deficit of $606.5 million. Historically, the Company has financed its operations primarily through issuances of its equity, issuances of convertible promissory notes, debt financings and license agreements. The Company may seek to raise capital through additional term loan tranches pursuant to the Hercules Term Loan Facility, equity financings, including pursuant to the 2026 Sale Agreement, license agreements, or other sources of financing. There can be no assurance that such financings will be available or will be at terms acceptable to the Company.

As of September 30, 2026, the Company had cash, cash equivalents and marketable securities of $477.0 million. The Company believes that its existing cash, cash equivalents and marketable securities will be sufficient to fund the Company’s operations for at least one year from the issuance date of these unaudited condensed financial statements.

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

There were no changes to the Company’s significant accounting policies during the nine months ended September 30, 2026, as described in the Company’s audited financial statements as of and for the year ended December 31, 2025 included in the 2025 10-K.

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

As of September 30, 2026 and December 31, 2025, all of the Company’s property and equipment was maintained in the United States. The Company generated no license revenue during the three months ended September 30, 2026 and license revenue of $20.0 million during the nine months ended September 30, 2026. No revenue was generated during the three and nine months ended September 30, 2025. Segment information for prior periods has been recast to conform to the current year segment information that is provided to the CODM. The following table presents selected financial information with respect to the Company’s single operating segment for the three and nine months ended September 30, 2026 and 2025 (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
License revenue	$—	$—	$20,000	$—
Direct external research and development expenses by program:
MZE829	7,056	4,277	22,596	14,100
MZE782	5,551	2,030	14,022	10,978
Discovery research and other programs	3,449	2,391	10,090	8,143
Internal research and development expenses:
Personnel-related	18,440	11,497	47,306	32,450
Facilities, lab supplies and other(1)	5,724	4,995	15,294	15,207
Total research and development expenses	40,220	25,190	109,308	80,878
General and administrative expenses	11,297	7,775	36,797	23,962
Segment operating expenses	51,517	32,965	146,105	104,840
Segment loss from operations	(51,517)	(32,965)	(126,105)	(104,840)
Segment other income, net(2)	3,548	2,878	9,201	8,288
Segment loss	$(47,969)	$(30,087)	$(116,904)	$(96,552)

(1) Facilities, lab supplies and other expenses include facility related and office costs, information technology costs, general laboratory supplies costs, depreciation of property and equipment, and other related expenses.

(2) Segment other income, net, includes interest income earned on the Company's cash, cash equivalents and marketable securities and interest expense recognized on the Hercules Loan Agreement.

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

Cash, cash equivalents and restricted cash

The Company considers all highly liquid financial instruments with original maturities of 90 days or less at the date of purchase to be cash equivalents. As of September 30, 2026 and December 31, 2025, cash equivalents consisted of money market funds.

Restricted cash is comprised of cash that is restricted as to withdrawal or use under the terms of certain contractual agreements. Restricted cash as of September 30, 2026 and December 31, 2025 included $1.1 million as collateral for a letter of credit related to the Company’s headquarters building lease in South San Francisco, California. Restricted cash is classified as a noncurrent asset on the balance sheet. As of September 30, 2026 and December 31, 2025, restricted cash consisted of money market funds.

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

Because the Company reported a net loss for the three and nine months ended September 30, 2026 and 2025, and the inclusion of the potentially dilutive securities would be antidilutive, diluted net loss per share is the same as basic net loss per share for the periods presented.

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

In December 2025, the FASB issued ASU 2025‑11, Interim Reporting (Topic 270): Narrow-Scope Improvements. ASU 2025-11 improves clarity for interim financial reporting requirements under the existing guidance within ASC 270, Interim Reporting. ASU 2025-11 is effective for public entities for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of ASU 2025-11 on its financial statements and related disclosures.

3.
Fair value measurements

The following tables summarize the types of assets measured at fair value on a recurring basis by level within the fair value hierarchy.

	Fair value measurements
	(in thousands)
	Total	Level 1	Level 2	Level 3
As of September 30, 2026
Assets
Cash equivalents
Money market funds	$53,400	$53,400	$—	$—
Marketable securities
U.S. treasury securities	283,213	—	283,213	—
Commercial paper	19,391	—	19,391	—
Corporate debt securities	20,222	—	20,222	—
Restricted cash	1,088	1,088	—	—
Total assets measured at fair value	$377,314	$54,488	$322,826	$—

As of December 31, 2025
Assets
Cash equivalents
Money market funds	$54,154	$54,154	$—	$—
Marketable securities
U.S. treasury securities	139,453	—	139,453	—
U.S. government agency securities	23,476	—	23,476	—
Commercial paper	5,876	—	5,876	—
Corporate debt securities	1,979	—	1,979	—
Restricted cash	1,088	1,088	—	—
Total assets measured at fair value	$226,026	$55,242	$170,784	$—

There were no transfers between Level 1, 2, or 3 during the three and nine months ended September 30, 2026 and 2025.

4.
Marketable securities

All marketable securities were considered available-for-sale as of September 30, 2026 and December 31, 2025. On a recurring basis, the Company records its marketable securities at fair value using Level 1 or Level 2 inputs as discussed in Note 3, Fair value measurements. The amortized cost, unrealized holding gains, unrealized holding losses and fair value of the Company’s marketable securities by major security type as of September 30, 2026 and December 31, 2025 are summarized in the table below:

	As of September 30, 2026
	(in thousands)
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Estimated Fair Value
Marketable securities, current
U.S. treasury securities	$199,568	$—	$(580)	$198,988
Commercial paper	19,457	—	(66)	19,391
Corporate debt securities	17,168	—	(45)	17,123
Total short-term marketable securities	236,193	—	(691)	235,502
Marketable securities, non-current
U.S. treasury securities	84,659	1	(435)	84,225
Corporate debt securities	3,115	—	(16)	3,099
Total long-term marketable securities	87,774	1	(451)	87,324
Total	$323,967	$1	$(1,142)	$322,826

	As of December 31, 2025
	(in thousands)
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Estimated Fair Value
Marketable securities, current
U.S. treasury securities	$121,246	$93	$—	$121,339
U.S. government agency securities	23,467	9	—	23,476
Commercial paper	5,874	2	—	5,876
Corporate debt securities	1,979	—	—	1,979
Total short-term marketable securities	152,566	104	—	152,670
Marketable securities, non-current
U.S. treasury securities	18,108	6	—	18,114
Total long-term marketable securities	18,108	6	—	18,114
Total	$170,674	$110	$—	$170,784

Interest receivable as of September 30, 2026 and December 31, 2025 was $3.2 million and $1.5 million, respectively, and is recorded as a component of prepaid expenses and other current assets on the Company’s condensed balance sheets.

As of September 30, 2026, 77 of the Company's marketable securities were in an unrealized loss position, and no marketable securities had been in continuous unrealized loss positions for 12 months or longer. The Company has not recognized an allowance for credit losses as of September 30, 2026 or December 31, 2025. The Company determined that it has the ability and intent to hold all marketable securities that have been in a continuous unrealized loss position until their maturity or recovery of their amortized cost. Further, a majority of the Company's investments were held in U.S. treasury securities, and the remainder were held with investment grade, high credit quality institutions. Moreover, the Company continues to receive payments of interest and principal as they become due, and the Company's expectation is that those payments will continue to be received timely. Based on this evaluation, as of September 30, 2026, the Company determined that unrealized losses of its marketable securities were primarily attributable to changes in interest rates and non-credit related factors. As of September 30, 2026, all of the Company’s marketable securities have a remaining contractual maturity of less than two years.

5.
Balance sheet components

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

	As of September 30,	As of December 31,
	2026	2025
	(in thousands)
Accrued compensation expenses	$9,744	$10,853
Accrued research and development expenses	7,251	4,305
Accrued professional expenses	1,394	660
Other	410	149
Total accrued expenses and other current liabilities	$18,799	$15,967

6.
Capital structure

2026 Sale Agreement

In February 2026, the Company entered into the 2026 Sale Agreement. See Note 1, Organization and principal activities, for further discussion of the 2026 Sale Agreement.

Private placement

In September 2025, the Company completed the Private Placement, pursuant to which the Company issued and sold an aggregate of 4,000,002 shares of its common stock at a purchase price of $16.25 per share and the 2025 Pre-Funded Warrants to purchase up to an aggregate of 5,231,090 shares of its common stock at a purchase price of $16.249 per pre-funded warrant, resulting in net proceeds of approximately $141.3 million, after deducting placement fees and other offering expenses paid by the Company of approximately $8.7 million. The 2025 Pre-Funded Warrants are exercisable immediately at an exercise price of $0.001 per share each and do not expire. The 2025 Pre-Funded Warrants provide that each holder of the 2025 Pre-Funded Warrants does not have the right to exercise any portion of its 2025 Pre-Funded Warrants if such holder, together with its affiliates, would beneficially own in excess of 4.99% or 9.99%, at the holder’s election, of the number of shares of the Company's common stock outstanding immediately after giving effect to such exercise. A holder of the 2025 Pre-Funded Warrants may increase or decrease this percentage, but not in excess of 19.99%, by providing at least 61 days’ prior notice to the Company. For the three and nine months ended September 30, 2026, no 2025 Pre-Funded Warrants were exercised, and as of September 30, 2026, 2025 Pre-Funded Warrants to purchase 4,331,090 shares of the Company's common stock remained outstanding.

Underwritten Registered Offering

In April 2026, the Company completed the Underwritten Registered Offering, pursuant to which the Company issued and sold an aggregate of 5,540,000 shares of its common stock at a purchase price of $23.50 per share and the 2026 Pre-Funded Warrants to purchase up to an aggregate of 850,000 shares of its common stock at a purchase price of $23.499 per pre-funded warrant, resulting in net proceeds of approximately $144.6 million, after deducting underwriting discounts and commissions and offering expenses paid by the Company of approximately $5.6 million. The 2026 Pre-Funded Warrants are exercisable immediately at an exercise price of $0.001 per share each and do not expire. The 2026 Pre-Funded Warrants provide that each holder of the 2026 Pre-Funded Warrants does not have the right to exercise any portion of its 2026 Pre-Funded Warrants if such holder, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to such exercise. A holder of the 2026 Pre-Funded Warrants may increase or decrease this percentage, but not in excess of 19.99%, by providing at least 61 days’ prior notice to the Company. For the three and nine months ended September 30, 2026, no 2026 Pre-Funded Warrants were exercised, and as of September 30, 2026, 2026 Pre-Funded Warrants to purchase 850,000 shares of the Company's common stock remained outstanding.

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

As of September 30, 2026, there was an aggregate of 6,091,978 options outstanding under the 2019 Plan and 2025 Plan and 717,543 restricted stock units, or RSUs, outstanding under the 2025 Plan.

2025 Employee Stock Purchase Plan

The Board of Directors and stockholders approved the 2025 Employee Stock Purchase Plan, or 2025 ESPP, which became effective on January 30, 2025. The number of shares initially available for issuance pursuant to the 2025 ESPP was 450,000 shares. The purchase price of common stock purchased under the 2025 ESPP is equal to 85% of the lesser of the fair market value of the Company’s common stock on (i) the first trading day of the applicable offering period or (ii) the last trading day of each purchase period in the applicable offering period. The aggregate number of shares reserved for sale under the 2025 ESPP will increase automatically on January 1st each year from 2026 through 2035 by the number of shares equal to 1% of the sum of (a) the total number of outstanding shares of all classes of the Company’s common stock plus (b) the total number of shares of the Company’s common stock subject to pre-funded warrants (if any) and (c) the total number of shares of the Company’s common stock issuable upon conversion of preferred stock (if any), in each case outstanding as of the immediately preceding December 31st, provided that the Board of Directors or compensation committee may in its sole discretion reduce the amount of the increase in any particular calendar year. Accordingly, the number of shares reserved for future issuance under the 2025 ESPP was increased by 536,666 shares on January 1, 2026. No shares were issued during the three months ended September 30, 2026 and 2025 under the 2025 ESPP and 83,257 shares and 53,716 shares were issued during the nine months ended September 30, 2026 and 2025, respectively, under the 2025 ESPP.

Stock-based compensation expense

The following table summarizes the components of stock-based compensation expense recognized in the Company’s condensed statements of operations and comprehensive loss during the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Research and development	$4,798	$2,428	$12,929	$6,284
General and administrative	3,745	1,436	11,910	4,043
Total stock-based compensation expense	$8,543	$3,864	$24,839	$10,327

As of September 30, 2026, there was $52.0 million of total unrecognized compensation cost related to unvested options for which the cost is expected to be recognized over a weighted-average period of 2.55 years. As of September 30, 2026, there was $1.0 million of total unrecognized compensation cost related to the 2025 ESPP for which the cost is expected to be recognized over a weighted-average period of 0.97 years.

Total stock-based compensation expense recognized related to RSUs was $2.7 million and $7.9 million for the three and nine months ended September 30, 2026, respectively, and $0.2 million for the three and nine months ended September 30, 2025. The stock-based compensation expense related to RSUs is included in the stock-based compensation expense table above. As of September 30, 2026, there was $23.0 million of total unrecognized compensation cost related to outstanding RSUs that is expected to be recognized over a weighted average period of 2.46 years.

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

The Company assessed the Trace License Agreement in accordance with ASC 606 and concluded that it was a contract with a customer. The Company determined that there is one performance obligation relating to the license to the UNC13A discovery program, including the underlying know-how and certain related materials, and that the transaction price consisted of the $15.0 million non-refundable upfront cash payment. The potential future development and regulatory milestones represent variable consideration and were constrained, as it was concluded that it was not probable that a significant reversal in cumulative revenue recognized will not occur and therefore not included in the transaction price as of September 30, 2026. Potential sales milestones and royalties on net product sales will be recognized in the same period that the underlying net product sales occur as they were determined to relate to the license. The $15.0 million transaction price was recorded as license revenue in the statements of operations and comprehensive loss during the year ended December 31, 2024, at the point in time when control of the license and related know-how was transferred to Trace.

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

The Company assessed the Shionogi License Agreement in accordance with ASC 606 and concluded that it was a contract with a customer. The Company determined that there is one performance obligation relating to the license to the MZE001 program, including the underlying know-how and certain related materials, and that the transaction price at the inception of the Shionogi License Agreement consisted of the $150.0 million non-refundable upfront cash payment, which was recognized as license revenue in the statements of operations and comprehensive loss during the year ended December 31, 2024 at the point in time when control of the license and related know-how and materials was transferred to Shionogi. The $20.0 million clinical development milestone was recognized as license revenue upon its achievement in March 2026. The remaining potential clinical and regulatory milestones represent variable consideration and were constrained as it was concluded that it was not probable that a significant reversal in cumulative revenue recognized will not occur and therefore are not included in the transaction price as of September 30, 2026. Potential sales milestones and royalties on net product sales will be recognized in the same period that the underlying net product sales occur as they were determined to relate to the license.

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

The Company assessed the Neurocrine License Agreement in accordance with ASC 606 and concluded that it was a contract with a customer. The Company determined that there is one performance obligation relating to the license to the ATXN2 discovery program, including the underlying know-how and certain related materials, and that the transaction price consisted of the $2.5 million upfront cash payment. The potential research and development milestones represent variable consideration and were constrained as it was concluded that it was not probable that a significant reversal in cumulative revenue recognized will not occur and therefore not included in the transaction price as of September 30, 2026. Potential sales milestones and royalties on net product sales will be recognized in the same period that the underlying net product sales occur as they were determined to relate to the license. The $2.5 million transaction price was recorded as license revenue in the statements of operations and comprehensive loss during the year ended December 31, 2024, at the point in time when control of the license and the related know-how and materials was transferred to Neurocrine.

In August 2026, the Company received notice from Neurocrine of its intent to terminate the Neurocrine License Agreement, effective November 2026, pursuant to the terms of the agreement. The Company does not expect the termination to have a material impact on its previously recognized license revenue.

9.
Commitments and contingencies

Legal proceedings

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and that such expenditures can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. No contingent liabilities have been recorded as of September 30, 2026 and December 31, 2025.

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

Consortium agreements

The Company has entered into a consortium agreement and certain related amended agreements with the University of Helsinki and other parties for access to a collaborative pre-competitive research project. The project aims to collect genomic information from patient samples in biobanks across Finland to which the Company is granted access. Under the agreement, the Company is obligated to pay certain installments through the year 2027. As of September 30, 2026, the Company is obligated to pay approximately $3.2 million under this agreement.

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

The Hercules Loan Agreement also contains certain customary Events of Default which include, among others, non-payment of principal, interest, or fees, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgments, cross-defaults to material contracts, certain material regulatory-related events and events constituting a change of control. The occurrence of an Event of Default could result in, among other things, the declaration that all outstanding principal and interest under the Hercules Term Loan Facility are immediately due and payable in whole or in part. As of September 30, 2026, the Company was in compliance with the covenants under the Hercules Loan Agreement.

The Company accounted for the End of Term Charge, facility charge, and other direct costs incurred in connection with the Tranche 1A Loan of the Hercules Loan Agreement as debt discount and issuance costs, and they are being amortized over the term of the loan using the effective interest method. The weighted-average effective interest rate on the Tranche 1A Loan is 9.77%.

The Company incurred interest expense on the Tranche 1A Loan, including the amortization of debt discount and issuance costs, of $1.0 million and $2.8 million during the three and nine months ended September 30, 2026, respectively.

The Tranche 1A Loan consists of the following:

As of September 30,
2026
(in thousands)
Term loan principal amount	$40,000
End of term charge	2,580
Unamortized discount and issuance costs	(3,459)
Total term loan	39,121
Less: current portion of term loan	—
Total term loan, net of current portion	$39,121

Future principal loan payments on the currently outstanding Tranche 1A Loan as of September 30, 2026 are as follows:

Year Ending December 31,	Amount
(in thousands)
2026	$—
2027	—
2028	—
2029	—
2030	33,602
2031	6,398
Total future principal payments	40,000
Add: end of term charge	2,580
Less: unamortized discount and issuance costs	(3,459)
Less: current portion of term loan	—
Total term loan, net of current portion	$39,121

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

11.
Related party transactions

The Company has paid fees to its founders and certain board members in exchange for consulting services. During the three and nine months ended September 30, 2026 and 2025, the Company recorded an immaterial amount of such fees in general and administrative expenses in the condensed statements of operations and comprehensive loss.

12.
Net loss per share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(47,969)	$(30,087)	$(116,904)	$(96,552)
Denominator:
Weighted-average shares of common stock outstanding	55,694,133	44,709,615	53,122,856	39,110,937
Add: weighted-average shares of common stock to be issued upon exercise of pre-funded warrants	5,181,090	1,080,334	4,832,372	364,069
Less: weighted-average shares of common stock subject to repurchase	(10,372)	(10,372)	(10,372)	(10,372)
Weighted-average shares of common stock outstanding used in the calculation of net loss per share, basic and diluted	60,864,851	45,779,577	57,944,856	39,464,634
Net loss per share, basic and diluted	$(0.79)	$(0.66)	$(2.02)	$(2.45)

The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive are as follows:

	Nine Months Ended September 30,
	2026	2025
Shares subject to outstanding stock options	6,091,978	5,749,020
Shares subject to outstanding restricted stock units	717,543	594,825
Unvested restricted stock subject to repurchase	10,372	10,372
Total	6,819,893	6,354,217

13.
Subsequent events

Subsequent to September 30, 2026, the Company sold 942,370 shares of its common stock at a weighted average price of $30.42 per share for net proceeds of $27.8 million pursuant to the 2026 Sale Agreement, after deducting sales commission and offering costs. The Company currently has approximately $156.3 million remaining capacity under the 2026 Sale Agreement.

On October 15, 2026, the Company entered into an exchange agreement with Frazier Life Sciences Public Fund, L.P. and certain of its affiliates, or the Exchanging Stockholder, pursuant to which the Company exchanged an aggregate of 2,776,007 shares of its common stock held by the Exchanging Stockholder for pre-funded warrants, or the Exchange Warrants, to purchase an equal number of shares of its common stock. No cash was exchanged related to the transaction. The transaction closed on October 16, 2026, and the 2,776,007 shares received by the Company were canceled and retired. The Exchange Warrants are exercisable immediately at an exercise price of $0.001 per share and do not expire. The Exchange Warrants provide that the Exchanging Stockholder does not have the right to exercise any portion of its Exchange Warrants if such holder would beneficially own in excess of 9.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to such exercise. The Exchanging Stockholder may increase or decrease this percentage, but not in excess of 19.99%, by providing at least 61 days’ prior notice to the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited condensed financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q; and the sections entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC on March 25, 2026, or the 2025 Form 10-K.

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

Our most advanced program, MZE829, is an oral, small molecule, dual-mechanism inhibitor of apolipoprotein L1, or APOL1, for the treatment of patients with APOL1-mediated kidney disease, or AMKD, a genetically defined sub-set of chronic kidney disease, or CKD, for which there is no approved treatment today. We initiated a Phase 2 trial of MZE829 in November 2024 and dosed our first patient in February 2025. In March 2026, we announced positive topline clinical proof of concept data from our Phase 2 trial of MZE829 in patients with AMKD, in which we enrolled 15 patients. The results demonstrated that treatment with MZE829 led to a clinically meaningful mean reduction in proteinuria, as measured by urinary albumin-to-creatinine ratio. MZE829 was generally well tolerated, with no serious adverse events or severe treatment-related adverse events reported. We have completed enrollment in the Phase 2 trial and anticipate reporting additional data from this trial in early 2027. In addition, we plan to initiate a pivotal trial of MZE829 in the first half of 2027, subject to regulatory feedback.

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

We have incurred significant losses and negative cash flows from operations and we expect to incur significant and increasing losses for the foreseeable future as a result of our continued research and development activities. During the three and nine months ended September 30, 2026, we incurred a net loss of $48.0 million and $116.9 million, respectively. During the three and nine months ended September 30, 2025, we incurred a net loss of $30.1 million and $96.6 million, respectively. As of September 30, 2026, we had an accumulated deficit of $606.5 million and do not expect positive cash flows from operations for the foreseeable future. Our net losses may fluctuate significantly from period to period, depending on the timing of and expenditures on our planned research and development activities, as well as upon revenue from our license agreements. We expect our research and development expenses to significantly increase in connection with the conduct of planned clinical trials for our lead programs, MZE829 and MZE782, further development of our Compass platform, planned preclinical studies, and potential Investigational New Drug Applications, or INDs, and clinical trials for future therapeutic candidates. We will also incur substantial additional expenses as we seek to expand our intellectual property portfolio, including through potential in-licensing opportunities, and hire additional personnel as we scale up our operations. In addition, we expect to incur additional costs associated with operating as a public company.

As of September 30, 2026, we had cash, cash equivalents and marketable securities of $477.0 million. Since our inception, we have financed our operations primarily through issuances of our equity and convertible promissory notes, debt financing, and license agreements with biotechnology companies.

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

We selectively pursue strategic collaborations related to the development of certain targets, therapeutic programs, or disease areas where we believe third-party expertise or resources could be beneficial. In 2020, we formed a spin-out company, Broadwing Bio LLC, or Broadwing, with Alloy Therapeutics, Inc., or Alloy, to develop therapeutic antibody therapies for ANGPTL7 and another undisclosed target in ophthalmic diseases, informed by our Compass platform. As of September 30, 2026, we owned approximately 48% of the outstanding equity of Broadwing, and we expect our ownership to be significantly diluted upon the conversion of outstanding convertible notes issued by Broadwing. We retain certain opt-in rights to jointly develop and commercialize certain therapeutic candidates developed through Broadwing with Alloy. We are not involved in the development of Broadwing’s therapeutic candidate.

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

The License Agreement will expire on a Licensed-Product by Licensed-Product and country-by-country basis upon the expiration of the royalty term for such Licensed Product, which will be the latest of the date when there are no remaining valid claims covering the applicable Licensed Product, the expiration of regulatory exclusivity for the applicable Licensed Product, or 11 years after the first commercial sale of the applicable Licensed Product, subject to earlier termination by the parties. As of September 30, 2026, we estimate that the last patent right for the only currently issued patent licensed under the License Agreement will expire in 2042, without giving effect to any potential patent term extensions, patent term adjustments, or future patents that may or may not issue with respect to the Licensed Products. Upon expiration of the License Agreement, the licenses granted to Shionogi will become fully paid-up, perpetual, irrevocable and royalty-free. Shionogi may terminate the License Agreement for convenience following a notice period and either party may terminate the License Agreement for bankruptcy or an uncured material breach. Upon termination of the License Agreement by Shionogi for convenience or by us for Shionogi’s bankruptcy or uncured material breach, Shionogi will grant us a non-exclusive, worldwide license under certain patent rights and know-how controlled by Shionogi as of the effective date of termination, solely as necessary to research, develop, manufacture and commercialize the Licensed Products in any field, and Shionogi will assign to us all regulatory materials and regulatory approvals relating to the Licensed Products. In consideration for these reversion rights, we would be required to pay to Shionogi reversion royalties on any sales of the Licensed Products determined based on the stage of clinical development of the applicable Licensed Product at the time of termination, ranging from percentages in the low-to-mid single digits if termination occurs on or after the achievement of certain Phase 2 clinical trial milestones and high single digit to mid-teens if termination occurs on or after the achievement of certain Phase 3 clinical milestones. Our obligation to pay these reversion royalties would expire on a Licensed-Product by Licensed-Product and country-by-country basis upon the latest of the date when there are no remaining valid claims covering the applicable Licensed Product, the expiration of regulatory exclusivity for the applicable Licensed Product, or ten years after the first commercial sale of the applicable Licensed Product.

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

Results of operations

Comparisons of the three and nine months ended September 30, 2026 and 2025

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
	(in thousands)			(in thousands)
License revenue	$—	$—	$—	$20,000	$—	$20,000
Operating expenses:
Research and development	40,220	25,190	15,030	109,308	80,878	28,430
General and administrative	11,297	7,775	3,522	36,797	23,962	12,835
Total operating expenses	51,517	32,965	18,552	146,105	104,840	41,265
Loss from operations	(51,517)	(32,965)	(18,552)	(126,105)	(104,840)	(21,265)
Other income (expense):
Interest and other income, net	4,523	2,878	1,645	11,973	8,288	3,685
Interest expense	(975)	—	(975)	(2,772)	—	(2,772)
Total other income, net	3,548	2,878	670	9,201	8,288	913
Net loss	$(47,969)	$(30,087)	$(17,882)	$(116,904)	$(96,552)	$(20,352)

License revenue

We recognized no license revenue for the three months ended September 30, 2026 and $20.0 million in license revenue for the nine months ended September 30, 2026. We recognized no license revenue for the three and nine months ended September 30, 2025. License revenue recognized in 2026 was related to achievement of a clinical development milestone upon dosing of the first patient in Shionogi's Phase 2 study of MZE001 in patients with Pompe disease under the License Agreement with Shionogi.

Research and development expenses

Research and development expenses were $40.2 million and $25.2 million for the three months ended September 30, 2026 and 2025, respectively. The increase of $15.0 million between the comparative three month periods was primarily due to an increase of $6.9 million in personnel-related costs due to an increase in headcount and higher non-cash stock-based compensation expense, an increase of $3.5 million and $2.8 million related to progression of our clinical development of the MZE782 program and MZE829 program, respectively, $1.1 million related to our discovery research and other programs and $0.7 million for lab supplies and other costs.

Research and development expenses were $109.3 million and $80.9 million for the nine months ended September 30, 2026 and 2025, respectively. The increase of $28.4 million between the comparative nine month periods was primarily due to an increase of $14.9 million in personnel-related costs due to an increase in headcount and higher non-cash stock-based compensation expense, an increase of $8.5 million and $3.0 million related to progression of our clinical development of the MZE829 program and MZE782 program, respectively, and $1.9 million related to our discovery research.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
	(in thousands)			(in thousands)
Direct external research and development expenses by program:
MZE829	$7,056	$4,277	$2,779	$22,596	$14,100	$8,496
MZE782	5,551	2,030	3,521	14,022	10,978	3,044
Discovery research and other programs	3,449	2,391	1,058	10,090	8,143	1,947
Internal research and development expenses:
Personnel-related	18,440	11,497	6,943	47,306	32,450	14,856
Facilities, lab supplies and other	5,724	4,995	729	15,294	15,207	87
Total research and development expenses	$40,220	$25,190	$15,030	$109,308	$80,878	$28,430

General and administrative expenses

General and administrative expenses were $11.3 million and $7.8 million for the three months ended September 30, 2026 and 2025, respectively. The increase of $3.5 million between the comparative three month periods was primarily due to an increase in personnel-related costs, due to an increase in headcount and higher non-cash stock-based compensation expense, and higher professional fees.

General and administrative expenses were $36.8 million and $24.0 million for the nine months ended September 30, 2026 and 2025, respectively. The increase of $12.8 million between the comparative nine month periods was primarily due to an increase in personnel-related costs, due to an increase in headcount and higher non-cash stock-based compensation expense, and higher professional fees.

Total other income, net

Total other income, net was $3.5 million and $2.9 million for the three months ended September 30, 2026 and 2025, respectively. The net increase of $0.6 million between the comparative three month periods primarily reflects an increase in interest income as a result of higher cash, cash equivalents and marketable securities balances held during the three months ended September 30, 2026 resulting from the net proceeds received from the underwritten registered offering completed in April 2026 and proceeds from the initial term loan funded under the Hercules Loan Agreement in February 2026, partially offset by interest expense recognized on the Hercules Loan Agreement.

Total other income, net was $9.2 million and $8.3 million for the nine months ended September 30, 2026 and 2025, respectively. The net increase of $0.9 million between the comparative nine month periods primarily reflects an increase in interest income as a result of higher cash, cash equivalents and marketable securities balances held during the nine months ended September 30, 2026 resulting from the net proceeds received from the underwritten registered offering completed in April 2026 and proceeds from the initial term loan funded under the Hercules Loan Agreement in February 2026, partially offset by interest expense recognized on the Hercules Loan Agreement.

Liquidity and capital resources

Liquidity

Since our inception, we have not generated any revenue from product sales and we do not expect to generate any revenue from commercial sales for the foreseeable future, if at all. We have incurred significant operating losses and negative cash flows from operations. We anticipate that we will continue to incur net losses for the foreseeable future. To date, we have financed our operations primarily through sales of our equity and convertible promissory notes, debt financing, as well as one-time, nonrefundable upfront payments we received pursuant to the license agreements we entered into with several biotechnology companies in 2024, including the exclusive license agreement with Shionogi. As of September 30, 2026, we had cash, cash equivalents and marketable securities of $477.0 million and an accumulated deficit of $606.5 million.

In February 2026, we entered into an Open Market Sale Agreement with Jefferies LLC, serving as sales agent, with respect to an at-the-market offering program pursuant to which we may elect to issue and sell shares of our common stock having an aggregate offering price of up to $200.0 million, or the 2026 Sale Agreement, in such quantities and on such minimum price terms as we set from time to time through our sales agent. We have agreed to pay our sales agent an aggregate commission equal to up to 3.0% of the gross proceeds of the sales under the agreement. During the three months ended September 30, 2026, we sold 548,723 shares of our common stock at a weighted average price of $27.42 per share for net proceeds of $14.4 million pursuant to the 2026 Sale Agreement, after deducting sales commission and offering costs. Subsequent to September 30, 2026, we sold 942,370 shares of our common stock at a weighted average price of $30.42 per share for net proceeds of $27.8 million pursuant to the 2026 Sale Agreement, after deducting sales commission and offering costs. We currently have approximately $156.3 million remaining capacity under the 2026 Sale Agreement.

Additionally, on February 4, 2026, or the Closing Date, we entered into the Hercules Loan Agreement which provides for a senior secured term loan facility in an aggregate principal amount of up to $200.0 million, or the Hercules Term Loan Facility. An initial term loan of $40.0 million was funded under the Hercules Loan Agreement and an aggregate of $160.0 million in additional term loan commitments will be available to us through February 2031, or the Term Loans, so long as we satisfy certain conditions precedent. The final tranche of $50.0 million is subject to approval by the lenders’ investment committee. The facility has a maturity date of February 1, 2031, and may be prepaid at any time, subject to prepayment premiums. This senior secured term facility will accrue interest at an annual rate determined by reference to the Prime Rate as reported in the Wall Street Journal, with interest rate floors that range from 7.95% to 9.25% depending on the tranche. The Hercules Term Loan Facility provides for payment of interest only until (a) 48 months after the Closing Date or (b) if certain performance and financing milestones are satisfied, 60 months after the Closing Date. Accrued interest on the Term Loans is payable on the first business day of each month. In connection with the Hercules Loan Agreement, we terminated an existing loan and security agreement with another bank that provided us with a line of credit of up to $50.0 million. We did not draw down any funds from this terminated debt facility. See Note 10, Loan and security agreements, of this Quarterly Report on Form 10-Q for further discussion of the Hercules Loan Agreement.

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

We have entered into consortium agreements with the University of Helsinki to access genomic information from patient samples and genetic and paired clinical data. As of September 30, 2026, we are obligated to pay $3.2 million under these agreements through the year ending December 31, 2027.

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

Cash flows

Comparisons of the nine months ended September 30, 2026 and 2025

The following table sets forth the primary sources and uses of cash, cash equivalents, and restricted cash for the periods presented below:

	Nine Months Ended September 30,
	2026	2025	Change
	(in thousands)
Net cash used in operating activities	$(87,009)	$(84,210)	$(2,799)
Net cash used in investing activities	(153,641)	(67,575)	(86,066)
Net cash provided by financing activities	205,559	271,747	(66,188)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(35,091)	$119,962	$(155,053)

Net cash used in operating activities

Net cash used in operating activities was $87.0 million and $84.2 million for the nine months ended September 30, 2026 and 2025, respectively. The net cash used in operating activities for the nine months ended September 30, 2026 was primarily due to our net loss of $116.9 million, offset by $29.1 million in non-cash charges such as depreciation, stock-based compensation, lease expense and amortization of debt discount and debt issuance costs and a net change in our operating assets and liabilities of $0.8 million. The net cash used in operating activities for the nine months ended September 30, 2025 was primarily due to our net loss of $96.6 million combined with a net change in our operating assets and liabilities of $2.0 million, offset by $14.3 million in non-cash charges such as depreciation, stock-based compensation, lease expense and accretion of discounts on marketable securities.

Net cash used in investing activities

Net cash used in investing activities was $153.6 million and $67.6 million for the nine months ended September 30, 2026 and 2025. The net cash used in investing activities for the nine months ended September 30, 2026 consisted of purchases of marketable securities of $254.2 million and purchases of property and equipment of $0.5 million, offset by maturities of marketable securities of $101.0 million. Net cash used in investing activities for the nine months ended September 30, 2025 consisted of purchases of marketable securities of $66.8 million and purchases of property and equipment of $0.8 million.

Net cash provided by financing activities

Net cash provided by financing activities for the nine months ended September 30, 2026 was $205.6 million, which consisted of net proceeds of approximately $144.6 million from the issuance of common stock and 2026 Pre-Funded Warrants pursuant to the Underwritten Registered Offering, net proceeds of $38.5 million from the Hercules Loan Agreement, net proceeds of $14.6 million from the sale of common stock pursuant to the 2026 Sale Agreement, $6.9 million from the exercise of stock option awards and $1.0 million from the issuance of common stock under the 2025 Employee Stock Purchase Plan. For the nine months ended September 30, 2025, net cash provided by financing activities was $271.7 million, which consisted of net proceeds of approximately $127.8 million from the issuance of common stock pursuant to our initial public offering, $141.7 million of net proceeds from the issuance of common stock and Pre-Funded Warrants in the Private Placement, $2.1 million from the exercise of stock option awards and $0.6 million from the issuance of common stock under the 2025 Employee Stock Purchase Plan, partially offset by the payment of $0.5 million for the success fee under the loan and security agreement with Banc of California.

Critical accounting policies, significant judgments and use of estimates

Our significant accounting policies are described in detail in the notes to our condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q. We described the accounting policies that we believe involve a significant level of estimation and uncertainty, which could have a material impact on our financial condition or results of operations and are therefore deemed critical accounting policies, in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 25, 2026. There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2026.

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

Recent accounting pronouncements

See Note 2, Summary of significant accounting policies, to our unaudited condensed financial statements included in Part I, Item 1, “Financial Statements (Unaudited),” of this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements applicable to our business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks that may result from changes in interest rates.

Interest Rate Risk

Investments in marketable securities

As of September 30, 2026 and December 31, 2025, we had cash, cash equivalents and marketable securities of $477.0 million and $360.0 million, respectively. This consisted of interest-bearing money market accounts and investments in U.S. government securities, commercial paper, and corporate debt securities, which create an exposure to interest rate risk. Our future interest income may fall short of expectations due to changes in market conditions and in interest rates and such changes in interest rates may affect the fair value of the marketable securities held in our portfolio and cause unrealized gains or losses. Such gains or losses would not be realized unless the investments are sold. A hypothetical one percent increase in interest rates as of September 30, 2026 and December 31, 2025 would not have resulted in a material effect on the fair market value of our cash, cash equivalents and marketable securities.

Long-term debt

As of September 30, 2026 we had an outstanding term loan with a carrying value of $39.1 million and a maturity date of February 1, 2031, bearing interest at a rate equal to the greater of (i) 7.95% or (ii) the prime rate plus 0.95%. A hypothetical one percent increase in the prime rate as of September 30, 2026 would not have resulted in a material effect on the fair market value of our debt. In addition, a hypothetical one percent increase in the prime rate as of September 30, 2026 would not result in a material impact to our income for the year ending December 31, 2026. We did not have any outstanding debt as of December 31, 2025.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2026, our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in U.S. Securities and Exchange Commission, or the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2026, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Investment in drug development is a highly speculative undertaking and involves a substantial degree of risk. We are a clinical-stage biopharmaceutical company with a limited operating history. Our lead programs are still in early clinical development, and we are subject to the risks of failure inherent in the development of therapeutic candidates based on novel technologies. We have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biotechnology industry. Furthermore, we do not expect to generate any product revenue from commercial sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of clinical trials, preclinical studies, research and development, and the regulatory approval process of our therapeutic candidates. For the three and nine months ended September 30, 2026, we incurred a net loss of $48.0 million and $116.9 million, respectively. For the three and nine months ended September 30, 2025, we incurred a net loss of $30.1 million and $96.6 million, respectively. As of September 30, 2026, we had an accumulated deficit of $606.5 million. We expect to continue to incur significant research and development and other expenses related to our ongoing operations.

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

Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated any revenue apart from upfront licensing payments and the Shionogi milestone payment, and we do not know when, or if, we will generate any sales, royalty, or other milestone revenue. We do not expect to generate additional significant revenue from licensing arrangements in the near term. We do not expect to generate significant revenue unless and until we obtain marketing approval for, and begin to sell, our therapeutic candidates.

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

As of September 30, 2026, our cash, cash equivalents and marketable securities were $477.0 million. Based on our current operating plan, we believe our existing cash, cash equivalents and marketable securities as of September 30, 2026 will enable us to fund our operating expenses and capital expenditure requirements for at least one year from the date of this Quarterly Report on Form 10-Q. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Changes beyond our control may occur that would cause us to use our available capital before that time, including changes in and progress of our development activities and changes in regulation. Our future capital requirements will depend on many factors, including, but not limited to:

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

We have an effective Form S-3ASR automatic shelf registration statement, or the Shelf Registration, on file with the SEC, which allows us to sell any combination of common stock, preferred stock, debt securities, warrants, subscription rights, and/or units consisting of one or more of the foregoing in one or more offerings.

We have also entered into an Open Market Sale Agreement with Jefferies LLC, serving as our sales agent, with respect to an at-the-market offering program pursuant to which we may elect to issue and sell shares of our common stock having an aggregate offering price of up to $200.0 million, or the 2026 Sale Agreement, in such quantities and on such minimum price terms as we set from time to time through our sales agent. To date, we have sold 1,491,093 shares of our common stock at a weighted average price of $29.32 per share for net proceeds of $42.2 million pursuant to the 2026 Sale Agreement, after deducting sales commission and offering costs. We currently have approximately $156.3 million remaining capacity under the 2026 Sale Agreement.

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

The Hercules Loan Agreement also contains certain customary Events of Default (as defined in the Hercules Loan Agreement). The occurrence of an Event of Default could result in, among other things, the declaration that all outstanding principal and interest under the Hercules Term Loan Facility are immediately due and payable in whole or in part. See Note 10, Loan and security agreements, in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion of the Hercules Loan Agreement.

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

Further, we rely on third parties located in China for some of our contract manufacturing, and we expect to continue to use such third-party manufacturers for such purposes. For any activities conducted in China, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies of the United States or Chinese governments, political unrest or unstable economic conditions in China. In addition, certain Chinese biotechnology companies may become subject to trade restrictions, sanctions, other regulatory requirements, or proposed legislation by the U.S. government, which could restrict or even prohibit our ability to work with such entities, thereby potentially disrupting the supply of material to us. For example, the BIOSECURE Act, which was signed into law in December 2025 as part of the National Defense Authorization Act for Fiscal Year 2026, prohibits U.S. federal agencies from entering into or renewing any contract, loan or grant with any entity that uses biotechnology equipment or services produced or provided by a “biotechnology company of concern” to perform that contract. The BIOSECURE Act also prohibits U.S. government loan and grant recipients from using federal loan or grant money to enter into contracts with entities that use equipment from “biotechnology companies of concern” in the performance of any federal prime contract or subcontract. The Office of Management and Budget, or OMB, of the U.S. Government will issue a list of “biotechnology companies of concern,” which will include certain companies that are identified on the U.S. Department of Defense’s annual List of Chinese Military Companies, also known as the 1260H List, other entities which the U.S. Government has deemed as such pursuant to a separate designation process, and certain subsidiary, parent, and successor entities of the foregoing. The BIOSECURE Act also includes a grandfathering provision providing that the prohibitions shall not apply for a five-year period to biotechnology equipment or services produced or provided under a contract or agreement entered into before the applicable effective date. It is unclear whether the grandfathering provision would apply to entities designated as “biotechnology companies of concern” due to their inclusion on the 1260H List. The guidance to be issued by the OMB regarding implementation of the BIOSECURE Act may provide further clarity on this point. We are currently parties to agreements with WuXi AppTec, or WuXi, pursuant to which WuXi provides development and manufacturing services to us. If WuXi or any of its affiliates is designated as “biotechnology companies of concern” by OMB, we may be restricted in our ability to work with such companies to the extent we would contract with, or otherwise receive funding from, the U.S. government. As a result, we may need to seek alternative CDMO relationships. While we believe we will be able to identify and contract with such alternative CDMOs, we cannot guarantee that alternative CDMOs with the necessary capabilities and capacity would be available on a timeline that would not materially delay the development of our therapeutic candidates and cannot predict the terms of any such alternative arrangement nor what actions may ultimately be taken with respect to trade relations between the United

States and China or other countries, what products and services may be subject to such actions or what actions may be taken by China or the other countries in retaliation. In addition, any unfavorable government policies on international trade, such as export controls, capital controls or tariffs, new legislation or regulations, renegotiation of existing trade agreements or any retaliatory trade actions due to recent or future trade tension, may impede, delay, limit or increase the cost of manufacturing our therapeutic candidates. Such events could result in our clinical or commercial supply of drug, packaging and other services being interrupted or limited, which could harm our business.

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

Several healthcare reform initiatives culminated in the enactment of the Inflation Reduction Act in August 2022, which allows, among other things, the Department of Health and Human Services, or HHS, to negotiate the selling price of a statutorily specified number of drugs and biologics each year that the Centers for Medicare & Medicaid Services, or CMS, reimburses under Medicare Part B and Part D. The negotiated price may not exceed a statutory ceiling price. Only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for single-source biologics) can qualify for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, the first year in which negotiated prices become effective, CMS selected 10 high-cost Medicare Part D drugs in 2023, negotiations began in 2024, and the negotiated maximum fair price for each drug has been announced. CMS has selected 15 additional Medicare Part D drugs for negotiated maximum fair pricing in 2027. For 2028, up to an additional 15 drugs, which may be covered under either Medicare Part B or Part D, will be selected, and for 2029 and subsequent years, up to 20 additional Part B or Part D drugs will be selected. A drug or biological product that has an orphan drug designation for only one rare disease or condition will be excluded from the Inflation Reduction Act’s price negotiation requirements, but loses that exclusion if it has designations for more than one rare disease or condition, or if it is approved for an indication that is not within that single designated rare disease or condition, unless such additional designation or such disqualifying approvals are withdrawn by the time CMS evaluates the drug for selection for negotiation. The Inflation Reduction Act also imposes rebates on Medicare Part B and Part D drugs whose prices have increased at a rate greater than the rate of inflation. In addition, the law eliminated the “donut hole” under Medicare Part D beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and establishing a new manufacturer discount program, which requires manufacturers, in order for their drugs to be covered by Medicare Part D, to provide statutorily defined discounts on their brand (NDA) drugs dispensed to Part D enrollees. The Inflation Reduction Act also extended premium enhanced subsidies for lower income individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025, but those subsidies expired at the end of 2025. The Inflation Reduction Act permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the Inflation Reduction Act may be subject to various penalties, some significant, including civil monetary penalties. These provisions have begun taking effect progressively starting in 2023, although they may be subject to legal challenges. For example, the provisions related to the negotiation of selling prices of high-expenditure single-source drugs and biologics have been challenged in multiple lawsuits. The Inflation Reduction Act’s drug price negotiation program has been subject to multiple legal challenges by drug manufacturers, and although courts have to date upheld the program, including the U.S. Supreme Court’s denial of review of several such challenges in May 2026, certain challenges remain pending and additional challenges may be brought. Thus, it is unclear how the Inflation Reduction Act will be implemented but it will likely have a significant impact on the pharmaceutical industry and the pricing of our products and therapeutic candidates. The One Big Beautiful Bill Act, or OBBBA, which was recently signed into law, reduces funding to federal healthcare programs and imposes additional requirements to be eligible for healthcare, which may result in decreased access to healthcare, particularly for Medicaid programs. The adoption of restrictive price controls in new jurisdictions, more restrictive controls in existing jurisdictions or the failure to obtain or maintain timely or adequate pricing could also adversely impact revenue.

On September 30, 2026, CMS released the final rule for the first proposal, the Global Benchmark for Efficient Drug Pricing Model, or GLOBE, for Medicare Part B, which requires manufacturers of specified single source drugs and sole source biologics to pay incremental rebates based on international benchmark prices, with participation triggered for products meeting CMS’s spending and eligibility criteria. The final GLOBE rule contains certain exclusions and CMS also indicated its intent and authority to waive GLOBE’s mandatory participation requirement for certain manufacturers who are voluntarily participating in the GENEROUS model (discussed below), so it remains unclear how many manufacturers and drugs will ultimately be subject to the GLOBE rule. The second proposal, the Guarding U.S. Medicare Against Rising Drug Costs, or GUARD, model for Medicare Part D, would similarly mandate manufacturer rebates for qualifying sole source drugs where the Medicare net price exceeds a most-favored-nation benchmark derived from international reference pricing methodologies. GLOBE will begin a one-quarter voluntary manufacturer reporting period on January 1, 2027, followed by a five-year performance period running from April 1, 2027, through March 31, 2032, and a seven-year payment period running through at least March 31, 2034. As proposed, GUARD would begin its performance period in 2027. These proposals will likely be subject to legal challenges that could delay their implementation or modify their impact on manufacturer pricing and revenue. Additionally, in November 2025, CMS introduced the GENErating cost Reductions for U.S. Medicaid, or GENEROUS, model, a voluntary most-favored-nation framework for manufacturers participating in the Medicaid Drug Rebate Program. Although it is voluntary, the GENEROUS model could also impact the drug pricing landscape for manufacturers.

The GLOBE rules, together with any other most-favored-nation pricing rules that are finalized (for example, if the proposed GUARD model rules are finalized), are likely to mandate reduced prices of at least some drugs in the United States, if they are also sold in comparator countries. We expect pricing pressures will continue globally.

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

In addition, the U.S. Department of Justice’s rule implementing Executive Order 14117, the requirements of which are now fully in effect, prohibits or restricts certain transactions that could result in access by “countries of concern,” including China, or covered persons associated with them, to bulk U.S. sensitive personal data, including human biometric and personal health data, and certain government-related data. The rule applies to, among other things, certain vendor, employment and investment agreements. Although the rule contains certain exemptions, including for certain clinical trial and regulatory approval data, to the extent we or our vendors, contract research organizations or other service providers engage in covered data transactions, including with parties based in or associated with China, compliance with this rule may require us to modify or restrict those relationships, increase our compliance costs, and subject us to civil and criminal penalties if we are found to be in violation.

Certain states have also adopted comparable privacy and security laws and regulations, which govern the processing of health-related and other personal information. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. For example, the California Consumer Privacy Act of 2018 (as amended by the California Privacy Rights Act of 2020), or CCPA, imposes obligations on businesses that meet certain thresholds that process the personal information of California residents (including employees based in California). These obligations include, but are not limited to, providing specific disclosures in privacy notices and affording California residents certain rights related to their personal information, which includes a private right of action for certain data breaches. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA could increase compliance costs and potential liability. The 2020 amendments to the CCPA also created the California Privacy Protection Agency, a new enforcement agency whose sole responsibility is to enforce the CCPA and is empowered to create new CCPA regulations. Other states, such as Virginia, Indiana, Oregon, Texas, Tennessee, Montana, Iowa, Delaware, Connecticut, Utah, Washington and Colorado, have also passed comprehensive privacy laws, and similar laws are being considered in several other states, as well as at the federal and local levels. In addition to government activity and private rights of action provided by some of the state privacy laws, privacy advocacy groups and technology and other industries are considering various new, additional or different self-regulatory standards that may place additional burdens on us.

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

Any such changes in the law related to the use of personal information or data could compromise our ability to develop an adequate marketing strategy and pursue our growth strategy effectively or even prevent us from providing certain products in jurisdictions in which we currently operate or may operate in the future. Complying with these numerous, complex, conflicting, and often changing regulations is expensive and difficult, and failure to comply with any data privacy or security laws, whether by us, one of our CROs, CMOs, partners or another third party, which may adversely affect our business, financial condition, results of operations and prospects, including but not limited to: investigation costs; material fines and penalties; compensatory, special, punitive and statutory damages; litigation; consent orders regarding our privacy and security practices; requirements that we provide notices, credit monitoring services and/or credit restoration services or other relevant services to impacted individuals; adverse actions against our licenses to do business; reputational damage; and injunctive relief.

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

We may, from time to time, elect to sell securities in a public offering or private placement. For example, in September 2025, we entered into a securities purchase agreement with certain investors, pursuant to which we issued and sold in a private placement an aggregate of 4,000,002 shares of our common stock and pre-funded warrants to purchase up to an aggregate of 5,231,090 shares of our common stock. We subsequently registered the common stock (including the shares of common stock issuable upon exercise of the pre-funded warrants) under the Securities Act for resale on Form S-1, such that these shares may now be sold by the purchasers in the public market at any time. In April 2026, we completed an underwritten registered offering pursuant to which we issued and sold an aggregate of 5,540,000 shares of our common stock and pre-funded warrants to purchase up to an aggregate of 850,000 shares of our common stock. As of September 30, 2026, there were 5,181,090 shares of our common stock subject to outstanding pre-funded warrants, with an exercise price of $0.001 per share. Additionally, in October 2026, we exchanged an aggregate of 2,776,007 shares of our common stock held by Frazier Life Sciences Public Fund, L.P. and certain of its affiliates and issued pre-funded warrants to purchase an equal number of shares of our common stock. To the extent any of these warrants are exercised, the shares underlying these warrants may be immediately sold in the public market. These sales, or the perception in the market that we or holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

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

We are an “EGC” as defined in the JOBS Act. For as long as we continue to be an EGC, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not EGCs, including (i) not being required to comply with the auditor attestation requirements of the Sarbanes-Oxley Act, (ii) reduced disclosure obligations regarding executive compensation in our Annual Reports on Form 10-K and our other periodic reports and proxy statements and (iii) exemptions from the requirements of holding nonbinding advisory stockholder votes on executive compensation and stockholder approval of any golden parachute payments not approved previously. In addition, as an EGC, we are only required to provide two years of audited financial statements in our Annual Reports on Form 10-K.

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

On December 31, 2025, we determined that we will no longer be a smaller reporting company, beginning with our first quarterly report for the quarter ended March 31, 2026. However, because we currently remain an EGC, we may continue to rely on the same exemptions from certain disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation and the option to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our share price may be more volatile.

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

Unstable market and economic conditions and adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or nonperformance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations, and our financial condition and results of operations.

From time to time, the global credit and financial markets have experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of tariffs, inflation, a potential recession, uncertainty with respect to federal policy, regulations and employment, including those affecting healthcare regulatory bodies such as HHS, CDC and FDA, among others, military conflict, terrorism or other geopolitical events. Sanctions or tariffs imposed by the United States and other countries in response to such matters may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. In addition, adverse developments that affect financial institutions, such as events involving liquidity that are rumored or actual, have in the past and may in the future lead to market-wide liquidity problems. For example, in March 2023, Silicon Valley Bank was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation as receiver. The closure of any additional national or regional commercial banks could lead to further economic instability. Although the Department of the Treasury, the Federal Reserve and the FDIC have taken steps to mitigate these risks, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediate liquidity may still occur in the future.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, our management was required to report upon the effectiveness of our internal controls over financial reporting beginning with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 25, 2026. When we lose our status as an “EGC” and become an “accelerated filer” or a “large accelerated filer,” our independent registered public accounting firm will be required to attest to the effectiveness of our internal controls over financial reporting. The rules governing the standards that must be met for management to assess our internal controls over financial reporting are complex and require significant documentation, testing, and possible remediation. To comply with Section 404, we must document and evaluate our internal controls over financial reporting, which is both costly and challenging. In this regard, we have dedicated significant internal resources, have engaged outside consultants as needed, and have adopted a detailed work plan to (i) assess and document the adequacy of internal control over financial reporting, (ii) take steps to improve control processes as appropriate, (iii) validate through testing that controls are functioning as documented, and (iv) implement a continuous reporting and improvement process for internal control over financial reporting. This process is time-consuming, costly and complicated.

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

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2026, none of our directors and/or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” in each case as defined in Item 408 of Regulation S-K.

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

MAZE THERAPEUTICS, INC.

Date: November 9, 2026	By:	/s/ Jason Coloma
Jason Coloma
Chief Executive Officer (Principal Executive Officer)

MAZE THERAPEUTICS, INC.

Date: November 9, 2026	By:	/s/ Misbah Tahir
Misbah Tahir
Chief Financial Officer (Principal Financial and Accounting Officer)